Form 10-K405
period 1995-12-31
SUPER 8 MOTELS NORTHWEST I
filed 1996-04-01
CIK 316297

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1995

                         Commission File Number 2-67456

                           SUPER 8 MOTELS NORTHWEST I
             (Exact name of registrant as specified in its charter)

WASHINGTON                                                            91-1101310
(State or other jurisdiction of                                     IRS Employer
incorporation or organization)                             Identification Number

7515 Terminal St. S.W., Tumwater, WA                                       98501
(Address of principal executive office)                               (Zip Code)

       Registrant's telephone number, including area code: (360) 943-8000
          Securities registered pursuant to section 12 (g) of the Act:

                                 TITLE OF CLASS
                            Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form I0-K or any amendment to this Form 10-K. (X)

There has been no market for limited partnership units since the initial offering of limited partnership units was completed in 1982, therefore the market value of limited partnership units is unknown.

DOCUMENTS INCORPORATED BY REFERENCE

Partnership's Audited Financial Statements.
Partnership's January, 1996 newsletter to limited partners.

Also incorporated by reference are the partnership agreement, franchise agreement and property management agreements to which the Partnership is a party and which were included with and/or described in the original offering materials for the Partnership, as well as all appropriate exhibits delineated in Part III hereof.

                                     PART I

                                     ITEM 1.

                                    Business

(a)      General Development of Business

Super 8 Motels Northwest I is a Washington limited partnership (the "Partnership") which was formed to invest in and operate two "economy" motels located in the state of Washington (the "Motels"). The Partnership operates the Motels as a franchise of Super 8 Motels, Inc., the national franchiser of the "Super 8" tradename. The General Partner of the Partnership is Gerald L. Whitcomb.

The Partnership was formed in March 1980. The Limited Partnership Units of the Partnership (the "Units") were offered and sold by selected broker-dealers on a best efforts basis in the states of Washington, Oregon, Montana, Idaho and Alaska.

The Partnership's total offering of $6,000,000 (6,000 Units at $1,000 each) was fully subscribed and the offering closed in February 1982.

(b)      Financial Information About Industry Segments.

Not applicable as the registrant operates in a single industry (motels) and within that industry only in the economy motel category. For financial information generally, see "Financial Statements."

(c)      Narrative Description of Business.

The motel properties were developed and are being operated as economy motels in the locations indicated below. Both properties are franchisees of the national "Super 8" motel chain. The economy motel concept provides for a clean, comfortable average-size motel room that has all the basic amenities required by the traveling public at a price lower than that of most surrounding motel properties of equal quality.

All guest rooms are equipped with direct-dial telephone, color television and tub/shower combination, and are fully carpeted, sound proofed and insulated. Guests are allowed to use major national credit cards and cash checks with V.I.P. Club membership. Vending machines are also available.

Each property has interior hallways, a lobby with a manager's office, an employee lounge, an in-house laundry and a manager's apartment. No restaurants are located on either property.

The 120-room Super 8 Motel at Sea-Tac is located near the Seattle/Tacoma International Airport and provides additional special services to the traveling public: long parking privileges, airport courtesy telephone, and free limousine transportation to and from the airport.

The 90-room Super 8 Motel at Federal Way provides a special parking area for commercial trucks, guest laundry facilities and a travelers lounge. Adjacent to the property are two family style restaurants owned and operated by non affiliated companies.

Both motels historically experience seasonal fluctuations in occupancy, the low point occurring in the winter months and peaking in late summer.

The motels provide full or part-time employment for approximately 39 people (Sea-Tac 22, Federal Way 17).

(d) Financial Information About Foreign and Domestic Operations and Export
Sales.

The Partnership operates only in one geographic area, the Puget Sound region of Washington State. For financial information generally, see "Financial Statements."

                                     ITEM 2

                                   Properties

(a) Location and General Characteristics.

The Partnership owns two parcels of real property, both purchased during the year ended December 31, 1981. The Sea-Tac property is located at 192nd Street at Old Highway 99 in King County, Washington. Construction commenced on the Sea-Tac parcel in August 1981 and it opened in March 1982. The Federal Way property is located at 348th Street and 16th Avenue in Federal Way, King County, Washington. Construction commenced on the Federal Way property in March 1982 and was completed in September 1982.

Both motels are of frame construction with stucco exteriors, tile roofs and have full fire alarm system. Heating and cooling is by individual room through the wall heat pumps.

The approximate size of the buildings is as follows:

Sea-Tac                           43,850 square feet
Federal Way                       37,800 square feet

Both motels underwent major renovations in 1987 at an approximate total cost of $328,000. An approximately $1,000,000 renovation of the Sea-Tac property commenced in February 1995, with one-half of the property closed for a substantial period of time. The Sea-Tac renovation was completed in February, 1996. During the course of renovating the Sea-Tac property, an abandoned residential oil tank was discovered as was other petroleum products located underneath the building. Upon discovery of these items, the Partnership immediately engaged an environmental consulting firm as well as legal counsel and both the tank and the soils which were found to contain unsuitable levels of petroleum products were removed from the site and properly disposed of.

Both motels are in operation as economy motels. For utilization of these properties see Item 7.

See Item 1 (c) for further information on each property.

                                     ITEM 3

                                Legal Proceeding

The Partnership is not party to any material legal proceedings.

                                     ITEM 4

               Submission of Matters to a Vote of Security Holders

None.

                                     PART II

                                     ITEM 5.
                  Market for the Registrant's Common Stock and
                         Related Security Holder Matters

The Units are owned by approximately 1,050 investors.

There is no established public trading market for the units and no significant transactions in units between a willing buyer and a willing seller have occurred since the original offering of limited partnership units. Because of this, the Partnership is unable to determine a fair market value for the units.

Distributions of cash to the Limited Partners made during 1995 totaled $600,000. Distributions of cash to the Limited Partners during 1994 and 1993 were $600,000 for each year.

                                     ITEM 6.
                            Selected Financial Data*

                                1995         1994         1993         1992         1991
                                ----         ----         ----         ----         ----
Total Sales                  $2,319,042   $2,415,274   $2,329,668   $2,493,458   $2,239,462

Net Income (Loss)*           $  132,423   $  783,376   $  666,072   $  543,842   $  692,692

Net Income (Loss)* per       $    18.76   $   110.98   $    94.36   $    89.63   $   115.47
Unit

Total Assets**               $4,389,769   $3,875,570   $3,895,056   $3,953,444   $4,713,708

Long-Term Debt*              $1,985,797   $1,023,788   $1,224,831   $1,301,730   $1,285,171

Cash Distribution Per Unit   $   100.00   $   100.00   $   100.00   $   240.05   $   160.00

*In filings prior to the year ended December 31, 1994, with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership did not accrue unpaid property management fees due to the uncertainty of payment. During the year ended December 31, 1994, the Partnership changed its method of accounting for such fees and the above information was restated for 1993, 1992, and 1991 to account for such fees so that Net Income, Long Term Debt and Net Income Per Unit was revised to accrue the expense when incurred and reflect the associated liability on the balance sheet.

**Net of amortization and depreciation

Detailed financial data is provided in the form of audited Financial Statements as of December 31, 1995 and 1994 and for each of the three years ended December 31, 1995, 1994 and 1993. These statements show the results of operations, changes in partners' equity, cash flows and additional financial disclosures.


                                     ITEM 7.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At December 31, 1995, the Partnership's current assets exceeded its current liabilities by $48,802 which was $76,030 less than the difference between current assets and current liabilities on December 31, 1994. This drop is largely attributable to the funds the Partnership expended in renovating its Sea-Tac property (see the discussion below), and the loss of available rooms during the renovation. Further, as in the recent past, because the months of January, February, and March are the slowest season of occupancy, the Partnership must carefully manage its cash during those months. Nevertheless, the Partnership was able to make a distribution to its limited partners on January 31, 1996, of $150,000.

The interest rate on the Partnership's primary mortgage was 7.5% in 1995 and 1994. This adjustable rate loan provides for an interest rate adjustment each January determined as the lesser of 1% per annum, or an amount equal to the monthly median cost of funds index for FSLIC insured savings and loan associations plus 3.75% per annum. The rate in effect for 1996 is 8.5% per annum.

The interest rate on the long term loan funding the Sea-Tac renovation is variable, based on the lender's prime rate plus 1% per annum and is payable in interest only payments through March 31, 1996. The bank's prime rate of interest at December 31, 1995, was 8.5% per annum.

Balance Sheet data        1995                  1994                   1993
                          ----                  ----                   ----
Current Assets          $296,905              $347,107               $284,080

Current Liabilities     $248,103              $222,275               $218,033

Current Ratio             1.20:1                1.56:1                 1.30:1

At December 31, 1995, both the Sea-Tac and Federal Way properties completed their thirteenth full years of operation.

Comparative operational statistics follow:

                               1995                  1994                   1993
                               ----                  ----                   ----
Sea-Tac
    Occupancy                    52%                   60%                    58%
    Rented rooms              22,411                26,083                 25,134
    Gross room rent*          $56.77                $54.20                 $53.13

Federal Way
    Occupancy                    64%                   61%                    63%
    Rented rooms              21,183                20,055                 20,536
    Gross room rate*          $44.73                $44.07                 $42.72

Total
    Occupancy                    57%                   60%                    60%
    Rented rooms              43,594                46,138                 45,670
    Gross room rate*          $50.92                $49.80                 $48.45

*"Gross Room Rate" is defined as total room revenue divided by total rooms sold.

The Sea-Tac motel renovation contributed to the significant decrease in rooms rented at the property. The number of rented rooms for the partnership decreased from 46,138 during 1994 to 43,594 in 1995, a decrease of 2,544 rooms. The slight increase in the gross room rate was not enough to offset the drop in occupancy caused by the Sea-Tac renovation. Total revenues of the Partnership decreased $96,232 from $2,415,274 in 1994 to $2,319,042 in 1995.

Net income of the Partnership decreased by $650,953 in 1995 from the prior year, from $783,376 for the year ended December 31, 1994 to $132,423 for the year ended December 31, 1995. Increases in direct operating expenses and fixed charges, coupled with decreased revenues, largely contributed to the decrease in net income of the Partnership.

Direct operating expenses increased to $444,939 as a result of the increase in maintenance, repairs and supplies due to the renovation of the Sea-Tac location. Indirect operating expenses grew by $14,336, primarily as a result in increases in advertising and promotion, insurance, and other expenses.

Increases in professional services and administrative fees resulted in a $47,292 rise in administrative and general costs during 1995 when compared to 1994.

The $48,679 increase in fixed charges resulted from increases in depreciation and interest expense.

On February 16, 1993, the Board of Directors of Super 8 Motels, Inc., the Partnership's franchiser, announced an agreement to sell the company to Hospitality Franchise Systems, Inc. The sale was consummated in 1993. Hospitality Franchise Systems, Inc., the world's largest franchiser of hotel rooms, is a publicly-held company whose stock is traded on the New York Stock Exchange under the symbol "HFS." The company has more than 4,400 franchised Super 8 Motels, Days Inn, Howard Johnson, Ramada and other motel brands with over 300,000 rooms in the United States, Canada, Mexico, India, and Europe.

HFS operates its franchise business in a manner that respects the separate identity of each brand. They maintain separate marketing campaigns, additional general franchise services, and separate reservation systems and "800" numbers. Having over 4,200 properties worldwide provides enormous opportunities in marketing, purchasing, and technology. This transaction made available to Super 8 franchisees HFS's operational, marketing, and franchise sales experience.

Nationwide the Super 8 motel chain continues to grow, increasing the name familiarity of the chain.

       As of December 31,      Number of Super 8 Motels    Increase
       ------------------      ------------------------    --------
              1995                       1,400                  180
              1994                       1,220                  159
              1993                       1,060                  119
              1992                         941                   78
              1991                         863                   78

The Super 8 "Superline" national reservation system and "VIP Club" (approximately 3,000,000 members) continue to be improved.

Prior to 1985, the Partnership had been accruing, as an expense and as a liability, the Motels' property management fees. Even though the obligation to pay those fees exists, the terms of the partnership agreement of the Partnership did not allow them to be paid until such time as the limited partners have received a cumulative annual 10% return on their adjusted capital investment. In previous filings with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership's accounting policy regarding these fees was to expense them when paid (instead of when earned) and to not accrue unpaid property management fees as a liability on the face of the balance sheet.

In 1994, the Partnership changed its accounting policy for property management fees to reflect, on the Partnership's income statement, the expense when the obligation to pay the fee was incurred and to accrue the corresponding liability on the face of the Partnership's balance sheet. Thus, the financial information contained in this report conforms with that reporting position. Currently, previously incurred but unpaid management fees total approximately $605,000. Attention is directed to Note 7 in the Partnership's Financial Statements, for a discussion of property management fees. Additionally, see the discussion in Part II, Item 6, "Selected Financial Data" of this report.


                                     ITEM 8
                             Financial Statements

See Independent Auditors Report and Financial Statements, pages 2 through 14, for financial statements incorporated herein by reference; and Item 14 for a list of the Financial Statement Schedules filed as a part of this report.

                                     ITEM 9
              Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

                                    ITEM 10.

               Directors and Executive Officers of the Registrant

The sole General Partner of the Partnership is Gerald L. Whitcomb.

Gerald L. Whitcomb, age 52, was educated at the University of Nebraska with majors in economics and business finance and obtained a JD. in Law. He practiced law in Shelton, Washington from 1969 to 1979. Since 1979, he has been involved in the management of the Peninsula Group, Inc., (formerly known as Super 8 Motels Northwest, Inc.) and its affiliates. -

Mr. Whitcomb is the principal organizer and stockholder of The Peninsula Group Incorporated and its subsidiaries, one of which was the General Partner of Shelton Super 8 Motel Associates. Mr. Whitcomb is the general partner of Super 8 Motels Northwest II, a limited partnership whose limited partnership units were registered under the Securities Act of 1933. He is also a partner in Super 8 Motel Developers, which is General Partner of Super 8 Motels of Lacey Associates, the General Partner of Super 8 Motels Northwest I, Juneau Motel Associates, Anchorage Motel Associates and Peninsula Motel Associates, all Washington limited partnerships. Mr. Whitcomb is the Managing Partner of Tongass Motel Associates, an Alaska general partnership, Mr. Whitcomb is partner in Peninsula Properties Partnership, a Washington partnership.

Due to a change in management of the Partnership's General Partner's offices where the individual responsible for ensuring that appropriate filings are made with the SEC, some recently required filings on Forms 3, 4 or 5 appear not to have been timely made. The Partnership is working closely with its counsel to promptly rectify any such delinquent filings.

                                    ITEM 11.
                             Executive Compensation

The General Partner received no salary or bonus compensation from the Partnership during fiscal year ended December 31, 1995. See Item 13.

                                    ITEM 12.
         Security Ownership of Certain Beneficial Owners and Management

     Title                                Name                      Percent
     -----                                ----                      -------
General Partner                      Gerald L. Whitcomb                1
Limited Partners                     Various                          99

The General Partner, together with family members, owns twelve of the Limited Partnership Units in addition to his General Partner Interest. See Note 3 of Notes to the "Financial Statements" for a discussion of distributions and allocations of profits and losses.

                                    ITEM 13.
                 Certain Relationships and Related Transactions

See the Notes to the Partnership's Financial Statements.

A portion of Note 6 relating to property management fees payable to an affiliate of the general partner follows:

"Payment of property management fees is subordinated to receipt by the limited partners of a cumulative, pre-tax return on their adjusted capital investment of 10% per annum. This I0% was achieved as of June 30, 1992. Effective July 1, 1992 the Partnership began paying monthly the current management fees. Prior to December 31, 1992, the Partnership then determined, based upon working capital needs of Northwest I, that the first six months of 1992 and all of 1991 management fees were to be paid. Management fees paid during 1992 were $124,403 for 1992 and $111,973 for 1991. Management fees paid during 1993 were $115,480 for 1993. Management fees paid during 1994 were $119,617 for 1994 and $115,594 for 1990. Management fees paid during 1995 were $115,938 for 1995."

                                     PART IV

                                    ITEM 14.
        Exhibits, Financial Statement Schedules, and Reports on form 8-K

Exhibits incorporated by reference

         1.2 Subscription Agreement (which is filed as Exhibit B to the Prospectus).

         3.1 Certificate and Agreement of Limited Partnership of the Registrant (which is filed as Exhibit "A" to the Prospectus).

         6.1 Opinion of Counsel to the Partnership.

Exhibits filed herewith.
Financial Statements of the Registrant for the years ended December 31, 1995, 1994 and 1993.
Financial Statements include:
         Report of Independent Public Accountants
         Balance Sheet
         Statement of Income
         Statement of Changes in Partners' Equity
         Statement of Cash Flows
         Notes to Financial Statements

January, 1996 Partnership newsletter mailed to limited partners.

There were no reports filed on Form 8-K during 1995.

Financial Data Schedule for the year ended December 31, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Gerald L. Whitcomb                                       March 28, 1996
- - ---------------------                                    ----------------------
GERALD L. WHITCOMB                                       Date
General Partner

                           SUPER 8 MOTELS NORTHWEST I

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994, AND 1993

CONTENTS

                                                                          PAGE
INDEPENDENT AUDITOR'S REPORT                                               1

FINANCIAL STATEMENTS
    Balance sheet                                                         2-3
    Statement of income                                                    4
    Statement of changes in partners' equity                               5
    Statement of cash flows                                               6-7
    Notes to financial statements                                         8-14

INDEPENDENT AUDITOR'S REPORT


To the General and Limited Partners
Super 8 Motels Northwest I


We have audited the accompanying balance sheets of Super 8 Motels Northwest I as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for the three years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels Northwest I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

As described in Note 7, the accompanying financial statements for the year ended December 31, 1993, have been restated to reflect the accrual of property management fees.

MOSS ADAMS LLP

Tacoma, Washington
February 5, 1996

SUPER 8 MOTELS NORTHWEST I
BALANCE SHEET

                                     ASSETS

                                               DECEMBER 31,
                                       --------------------------
                                           1995           1994
                                       -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents           $   222,146    $   258,321
   Accounts receivable, trade               15,718         13,295
   Accounts receivable, affiliates           3,442         22,363
   Inventory                                42,277         48,941
   Prepaid expenses                         13,322          4,187
                                       -----------    -----------

               Total current assets        296,905        347,107
                                       -----------    -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                  2,053,409      2,053,409
   Land improvements                        79,671         79,671
   Buildings                             2,818,164      2,163,300
   Equipment, furniture and fixtures     1,017,991      1,017,107
                                       -----------    -----------

                                         5,969,235      5,313,487
   Less accumulated depreciation        (1,934,081)    (1,830,691)
                                       -----------    -----------

                                         4,035,154      3,482,796
                                       -----------    -----------
OTHER ASSETS
   Franchise fees                           30,000         30,000
   Appraisal fees and loan fees             15,000          4,951
                                       -----------    -----------

                                            45,000         34,951
   Less accumulated amortization           (21,000)       (21,754)
                                       -----------    -----------

                                            24,000         13,197
   Deposits                                 33,710         32,470
                                       -----------    -----------

               Total other assets           57,710         45,667
                                       -----------    -----------

                                       $ 4,389,769    $ 3,875,570
                                       ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                                     SUPER 8 MOTELS NORTHWEST I
                                                                  BALANCE SHEET

                        LIABILITIES AND PARTNERS' EQUITY

                                                  DECEMBER 31,
                                            -----------------------
                                               1995         1994
                                            ----------   ----------
CURRENT LIABILITIES
   Accounts payable, trade                  $   49,240   $   25,235
   Accounts payable, affiliates                 76,564       27,173
   Accrued expenses                             84,299       82,867
   Current portion of long-term debt            38,000       87,000
                                            ----------   ----------

               Total current liabilities       248,103      222,275
                                            ----------   ----------

NONCURRENT LIABILITIES
   Long-term debt, net of current portion
       shown above                           1,380,449      418,440
                                            ----------   ----------

ACCRUED PROPERTY MANAGEMENT FEES               605,348      605,348
                                            ----------   ----------

COMMITMENTS

PARTNERS' EQUITY
   General partner equity                      192,789      178,987
   Limited partners (authorized and
       outstanding, 6,000 units)             1,963,080    2,450,520
                                            ----------   ----------

                                             2,155,869    2,629,507
                                            ----------   ----------

                                            $4,389,769   $3,875,570
                                            ==========   ==========

                     The accompanying notes are an integral
                       part of these financial statements.

SUPER 8 MOTELS NORTHWEST I
STATEMENT OF INCOME

                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                -------------------------------------
                                                   1995         1994          1993
                                                ----------   ----------   -----------
SALES
  Rooms                                         $2,219,855   $2,293,355   $ 2,207,419
  Other                                             99,187      121,919       122,249
                                                ----------   ----------   -----------
                                                 2,319,042    2,415,274     2,329,668
                                                ----------   ----------   -----------
DIRECT OPERATING EXPENSES
  Payroll and related expenses                     474,549      475,404       500,245
  Maintenance, repairs, and supplies               598,914      151,562       190,011
  Utilities                                        142,569      141,005       139,291
  Other                                             30,761       33,883        20,486
                                                ----------   ----------   -----------
                                                 1,246,793      801,854       850,033
                                                ----------   ----------   -----------
INDIRECT OPERATING EXPENSES
  Taxes (principally property taxes) and fees      126,524      130,685       111,636
  Advertising and promotion                         94,561       92,511        88,641
  Bank and credit card charges                      35,972       36,989        34,785
  Insurance                                         29,250       23,619        24,850
  Other                                             24,443       12,610        12,891
                                                ----------   ----------   -----------
                                                   310,750      296,414       272,803
                                                ----------   ----------   -----------
ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                      152,275      129,030       122,680
  Property management fees                         115,938      121,034       116,483
  Franchise fees                                    88,894       89,782        90,807
  Professional services                             66,574       31,906        28,265
  Other                                             20,704       25,341        20,272
                                                ----------   ----------   -----------
                                                   444,385      397,093       378,507
                                                ----------   ----------   -----------
FIXED CHARGES
  Depreciation                                     103,390       93,279        97,801
  Interest expense                                  88,797       50,229        59,584
  Amortization                                       2,251        2,251         2,252
                                                ----------   ----------   -----------
                                                   194,438      145,759       159,637
                                                ----------   ----------   -----------

INCOME FROM OPERATIONS                             122,676      774,154       668,688

OTHER INCOME (EXPENSE)                               9,747        9,222        (2,616)
                                                ----------   ----------   -----------

NET INCOME                                      $  132,423   $  783,376   $   666,072
                                                ==========   ==========   ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                              $    18.76   $   110.98   $     94.36
                                                ==========   ==========   ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                                     SUPER 8 MOTELS NORTHWEST I
                                       STATEMENT OF CHANGES IN PARTNERS' EQUITY

                               GENERAL       LIMITED
                               PARTNER       PARTNERS        TOTAL
                              ---------    -----------    -----------
BALANCE, December 31, 1992,
   as restated                $ (26,308)   $ 2,418,489    $ 2,392,181

Distributions paid               (6,061)      (600,000)      (606,061)

Net income, as restated          99,911        566,161        666,072
                              ---------    -----------    -----------

BALANCE, December 31, 1993,
   as restated                   67,542      2,384,650      2,452,192

Distributions paid               (6,061)      (600,000)      (606,061)

Net income                      117,506        665,870        783,376
                              ---------    -----------    -----------

BALANCE, December 31, 1994      178,987      2,450,520      2,629,507

Distributions paid               (6,061)      (600,000)      (606,061)

Net income                       19,863        112,560        132,423
                              ---------    -----------    -----------

BALANCE, December 31, 1995    $ 192,789    $ 1,963,080    $ 2,155,869
                              =========    ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

SUPER 8 MOTELS NORTHWEST I
STATEMENT OF CASH FLOWS

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                             -----------------------------------------
                                                1995           1994            1993
                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Revenues and other income
     received in cash                        $ 2,345,287    $ 2,412,161    $ 2,330,067
  Operating expenses paid in cash             (1,929,863)    (1,610,514)    (1,542,921)
  Interest paid                                  (89,744)       (50,900)       (59,584)
                                             -----------    -----------    -----------
               Net cash provided by
                operating activities             325,680        750,747        727,562
                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchases of property and equipment           (653,803)        (6,893)        (8,470)
  Proceeds from sale of asset                       --             --            3,251
                                             -----------    -----------    -----------
               Net cash used by

                 investing activities           (653,803)        (6,893)        (5,219)
                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from loan                             999,999           --             --
  Payment of appraisal and loan fees             (15,000)        (1,945)          --
  Principal payments on debt                     (86,990)       (78,297)       (70,159)
  Distributions to:
     Limited partners                           (600,000)      (600,000)      (600,000)
     General partner                              (6,061)        (6,061)        (6,061)
                                             -----------    -----------    -----------
               Net cash provided (used) by
                 financing activities            291,948       (686,303)      (676,220)
                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (36,175)        57,551         46,123
CASH AND CASH EQUIVALENTS,
  beginning of year                              258,321        200,770        154,647
                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
  end of year                                $   222,146    $   258,321    $   200,770
                                             ===========    ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                                     SUPER 8 MOTELS NORTHWEST I
                                                        STATEMENT OF CASH FLOWS

                                                     YEAR ENDED
                                                     DECEMBER 31,
                                         -----------------------------------
                                           1995         1994          1993
                                         ---------    ---------    ---------
RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES
   Net income                            $ 132,423    $ 783,376    $ 666,072
                                         ---------    ---------    ---------
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
      Depreciation and amortization        105,641       95,530      100,053
      Loss on sale of asset                   --           --          2,656
      Change in assets and liabilities
        Accounts receivable                 16,498      (12,335)       3,013
        Inventory                            6,664        7,579        6,283
        Prepaid expenses                    (9,135)        (720)      (1,475)
        Deposits                            (1,240)      (4,179)        (800)
        Accounts payable                    73,397       (5,627)     (48,009)
        Accrued expenses                     1,432        1,300       (1,234)
        Accrued management fees               --       (114,177)       1,003
                                         ---------    ---------    ---------

                                           193,257      (32,629)      61,490
                                         ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING

   ACTIVITIES                            $ 325,680    $ 750,747    $ 727,562
                                         =========    =========    =========

                     The accompanying notes are an integral
                       part of these financial statements.

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


NOTE 1 - PARTNERSHIP OPERATIONS

               DESCRIPTION OF BUSINESS - SUPER 8 MOTELS NORTHWEST I IS A WASHINGTON LIMITED PARTNERSHIP. THE PARTNERSHIP OWNS AND OPERATES TWO MOTELS:
ONE IN FEDERAL WAY, WASHINGTON, AND ONE IN THE VICINITY OF THE SEATTLE-TACOMA INTERNATIONAL AIRPORT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Cash Equivalents - Cash equivalents are investments with maturity at date of purchase of three months or less.

         (b) Inventory - Inventory consists of various operating supplies which have been valued at cost.

         (c) Property, Equipment, and Depreciation - Property and equipment are stated at cost and are dep eciated using straight-line and accelerated methods over estimated useful lives as follows:

                                                         Years
                                                         -----
        Land improvements                                 30
        Buildings                                       25 - 30
        Equipment, furniture, and fixtures                 5

         (d) Franchise Fees - Initial franchise fees are stated at cost and are being amortized over 20 years using the straight-line method.

         (e) Income Taxes - No provision has been made in the accompanying financial statements for federal or state income taxes as taxable income or loss of the partnership is allocated to and included in the taxable income of the partners. See Note 5 for additional discussion.

         (f) Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing the limited partners' share of net income by the limited partners' units outstanding for each year.

                                                     SUPER 8 MOTELS NORTHWEST I
                                                  NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1995, 1994 AND 1993

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (g) Accrued Vacation - It is the partnership's policy to expense vacation pay as paid rather than as earned as required by generally accepted accounting principles. The effect upon the financial statements is not significant.

        (h) Concentration of Credit Risk - The partnership has bank deposits in excess of federal deposit insurance limits. The partnership's management does not anticipate any adverse effect on its financial position resulting from the credit risk.

        (i) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        (j) Loan Fees - Loan fees in connection with financing for remodeling the Sea-Tac motel are amortized over a five-year period.

NOTE 3 - DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES

               Distributions - Under the partnership agreement, on a quarterly basis, the general partner determines the amount, if any, of cash available for distribution and distributes cash as follows:

           - 1% to the general partner and 99% to the limited partners until the limited partners have received a cumulative pretax return on their adjusted capital investment equal to 10% per year through the end of the partnership year for which the distribution is being made, then

           -   Payment of the unpaid balance of property management fees (see
               Note 6), then

           - Any remaining cash will be allocated 15% to the general partner and 85% to the limited partners.

           Profit and Losses - Profits and losses are allocated 1% to the general partner and 99% to the limited partners until the limited partners' have received a cumulative pretax return of 10% per year on their adjusted capital investment; and thereafter, 15% to the general partner and 85% to the limited partners. At the years ended December 31, 1995, 1994, and 1993, the limited partners received a cumulative pretax return of 10% and the partnership's net income for these years has been allocated 15% to the general partner and 85% to the limited partners.

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE 4 - LONG-TERM DEBT

               Long-term debt at December 31, 1995 and 1994, consisted of the following:

                                                                                   1995                 1994
                                                                                ----------           -----------
Note payable to bank, collateralized by deed of trust on real property;
   interest at 9.3%, payable in monthly installments of $6,273 including
   interest; due January 1996.                                                  $    4,858           $   76,039

Note payable to bank, collateralized by real property; interest at 7.5%
   for 1995 and 1994. The rate is adjustable each year based on the lesser of 1% or an amount equal to the monthly median cost of funds index for FSLIC insured savings and loan associations plus 3.575%;
   payable in monthly installments of $4,204 including interest; due
   January 2010. The rate in effect for 1996 is 8.5%.                              413,592              429,401

Line of credit, collateralized by deed of trust on real property. The rate is variable at lender's prime rate plus 1%, payable in monthly interest only payments through March 31, 1996, changing to monthly payments of $9,768 plus interest; due February 2001. The bank's
   prime rate of interest at December 31, 1995, was 8.5%.                          999,999                   --
                                                                                ----------           ----------
                                                                                 1,418,449              505,440
Less current portion                                                                38,000               87,000
                                                                                ----------           ----------

Noncurrent portion                                                              $1,380,449           $  418,440
                                                                                ==========           ==========

                                                     SUPER 8 MOTELS NORTHWEST I
                                                  NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1995, 1994 AND 1993

NOTE 4 - LONG-TERM DEBT (CONTINUED)

               Based on the December 31, 1995, interest rate, principal payments required on these notes during each of the next five years and thereafter are as follows:

                       1996                               $   38,000
                       1997                                   42,000
                       1998                                   46,000
                       1999                                   51,000
                       2000                                   56,000
                       Thereafter                          1,185,449
                                                          ----------

                                                          $1,418,449
                                                          ==========

NOTE 5 - INCOME TAXES

               The cost of certain assets and the amount of certain expenses reported for federal income tax purposes are different from the amounts reported under generally accepted accounting principles in the accompanying financial statements. The differences arise primarily from:

        (a) Depreciating land improvements and buildings for financial reporting purposes sing the straight-line method over a 30 year life, and for federal income tax purposes using the straight-line method over 15, 18, or 31.5 year lives.

        (b) Depreciating furniture and equipment for financial reporting purposes using the straight-line method over a five year life, and for federal income tax purposes using the accelerated cost recovery method or the modified accelerated cost recovery method over a five or a seven year life.

        (c) Deducting sales tax incurred prior to 1987 on property and equipment acquisitions as an expense for federal income tax purposes and capitalizing it for financial reporting purposes.

        (d) Amortizing capitalized interest for federal income tax purposes using a ten year life and for financial reporting purposes amortizing it over the lifeof the building.

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE 5 - INCOME TAXES (CONTINUED)

               Following is a reconciliation of net income for financial reporting purposes to net income for federal income tax reporting purposes for the years ended December 31, 1995, 1994, and 1993:

                                             1995           1994          1993
                                           --------       --------      --------
  Net income as shown in
    statement of income                    $132,423       $783,376      $666,072
  Additional depreciation and
    amortization for income tax
    purposes                                (59,171)       (68,917)      (76,509)
  Accrued property management fees               --       (114,177)        1,003
  Other                                       1,380            992         3,094
                                           --------       --------      --------
  Net income for federal income
    tax reporting purposes                 $ 74,632       $601,274      $593,660
                                           ========       ========      ========

NOTE 6 - RELATED-PARTY TRANSACTIONS

               Transactions between the partnership and the general partner, Gerald L. Whitcomb, and between the partnership and affiliates of the general partner are as follows:

                                             1995           1994           1993
                                           --------       --------       --------
  Purchases of supplies and
    equipment                              $222,467       $165,472       $206,876
  Administrative service fees              $152,275       $129,030       $122,680

               The partnership has a management agreement with an affiliate of the general partner to employ the affiliate for a period of 20 years as manager of the motels owned by the partnership. The agreement provides for payment of a property management fee to the affiliate equal to 5% of the partnership's gross revenues from motel operations in addition to reimbursement of certain out-of-pocket cost incurred by the affiliate in connection with management of the property. The 5% base fees are property management fees. The reimbursements of out-of-pocket costs are recorded as administrative service fees.

                                                     SUPER 8 MOTELS NORTHWEST I
                                                  NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1995, 1994 AND 1993

NOTE 6 - RELATED-PARTY TRANSACTIONS (CONTINUED)

               Payment of property management fees is subordinated to receipt by the limited partners of a cumulative, pretax return on their adjusted capital investment of 10% per annum. This 10% was achieved as of June 30, 1992. Effective July 1, 1992, management began paying monthly the current management fees. Prior to December 31, 1992, management then determined, based upon working capital needs of Northwest I, that the first six months of 1992 and all of 1991 management fees were to be paid. Management fees paid during 1992 were $124,403 for 1992 and $111,973 for 1991. Management fees paid during 1993 were $115,480 for 1993. Management fees paid during 1994 were $119,617 for 1994 and $115,594 for 1990.

Management fees paid during 1995 were $115,938 for 1995.

               However, since the partnership agreement states that the management fees are to be paid out of operational cash flow, after paying the 10% return to limited partners, no payment for management fees relating to 1990 and before has been made. These unpaid management fees totaling $605,348 will be paid only when sufficient operational cash flow is experienced. In 1994 all management fees were accrued with restatement of prior years' information. See
Note 7 for further discussion.

NOTE 7 - PRIOR-PERIOD ADJUSTMENT

               As discussed in the last two paragraphs of Note 6, management did not previously accrue unpaid property management fees because management then believed that such fees were not probable of payment. In 1994 the partnership adopted the accrual method of accounting for unpaid property management fees. Accordingly, the accompanying December 31, 1993, financial statements were restated.

               A summary of the effect of this restatement on the 1993 financial statements is as follows:

               Increase in long-term liabilities                 $719,525
               Decrease in partners' equity                      $719,525
               Increase (decrease) in net income                 $(1,003)

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE 8 - COMMITMENT

        (a) Franchise Agreement - The partnership has purchased franchise rights to provide motel services to the general public using a system commonly known as Super 8 Motels. An initial franchise fee of $15,000 was paid for each motel and the partnership is committed to pay additional fees equal to 4% of gross room revenue for the 20 year term of the agreement. The franchise agreement with Super 8 Motels, Inc. to pay 1% of gross room revenue to the national advertising fund was terminated December 31, 1995.

        (b) Lease Commitments - The partnership has an operating lease for equipment at the Sea-Tac motel. The term of the operating lease is 3.5 years.

               Minimum lease payments based on current rents are as follows:

                             1996                               $ 37,126
                             1997                                 37,126
                             1998                                 37,126
                             1999                                  6,188
                                                                --------

                                                                $117,566
                                                                ========

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

               Cash and Cash Equivalents - The carrying amount approximates fair value because of the short-term maturity of those instruments.

               Long-Term Debt - The carrying amounts of the partnership's borrowings under its long-term revolving credit agreement and notes payable approximate fair value.