Form 10-Q
period 1996-03-31
SUPER 8 MOTELS NORTHWEST I
filed 1996-05-16
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1996

Commission File Number:  2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                 91-1101310

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited March 31, 1996 Financial Statements and the partnership's balance sheet for the year ended December 31, 1995. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                      PERIOD ENDED MARCH 31,
                                                                      1996               1995
                                                                    ---------          ---------
  CASH FLOWS FROM OPERATING ACTIVITIES
      Revenues and other income received in cash                    $ 543,734          $ 465,169
      Operating expenses paid in cash                                (370,396)          (132,995)
      Interest paid                                                   (32,019)            (9,974)
                                                                    ---------          ---------

                  Net cash provided by operating activities           141,319            322,200
                                                                    ---------          ---------

  CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                             (97,554)          (357,110)
                                                                    ---------          ---------

                  Net cash used by investing activities               (97,554)          (357,110)
                                                                    ---------          ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
      Reduction of appraisal and loan fees                               --                1,945
      Principal payments on debt                                      (10,662)           (18,907)
      Distributions to partners                                      (151,515)          (151,515)
                                                                    ---------          ---------

                  Net cash used by financing activities              (162,177)          (168,477)
                                                                    ---------          ---------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                          (118,412)          (203,387)
  CASH AND CASH EQUIVALENTS, beginning of period                      222,146            258,321
                                                                    ---------          ---------

  CASH AND CASH EQUIVALENTS, end of period                          $ 103,734          $  54,934
                                                                    =========          =========

                                                               PERIOD ENDED MARCH 31,
                                                               1996              1995
                                                             ---------         ---------
  RECONCILIATION OF NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES
      Net income                                             $ 126,790         $  72,866
                                                             ---------         ---------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                          29,208            22,744
         Change in assets and liabilities
            Accounts receivable                                 (5,060)            9,870
            Inventory                                              (63)             (730)
            Prepaid expenses                                    11,408           (20,678)
            Deposits                                           (11,599)          (10,858)
            Accounts payable                                   (14,762)          254,125
            Accrued expenses                                     5,397            (5,139)
                                                             ---------         ---------
                                                                14,529           249,334
                                                             ---------         ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 141,319         $ 322,200
                                                             =========         =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached First Quarter (3/31/96) Update from the Issuer delivered to its limited partners.

                                     PART 2
                                Other Information

Item 1. Legal Proceedings
       None

Item 2. Changes in Securities
       None

Item 3. Defaults Upon Senior Securities
       None

Item 4. Submission of Matters to a Vote of Security Holders
       None

Item 5. Other Information
       None

Item 6. Exhibits and Reports on Form 8-K.
       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By:                                                   Date:  May 7, 1996
   ---------------------------------------
     Gerald L. Whitcomb, General Partner

                      [SUPER 8 MOTEL NEWSLETTER MASTHEAD]

- --------------------------------------------------------------------------------
VOL. 16 NO.1/APRIL, 1996      SUPER 8 MOTELS NORTHWEST I     FIRST QUARTER 1996
- --------------------------------------------------------------------------------

                                 NATIONAL NEWS

        Super 8 Motels and its parent company, HFS Incorporated, continue to be a focus of the lodging spotlight as the first quarter of 1996 in concluded. The mid-March Super 8 Motels International Convention in Las Vegas, Nevada, served as the forum for several important announcements, particularly related to marketing strategies.

                     "EXPERTS" MARKETING CAMPAIGN FOR 96/97

        Super 8 introduced its print and broadcast "experts" campaign, which utilizes real people rather than actors in selling the chain's attributes. The 30-second spot introduces Pete Robinson, a retired U.S. Army colonel, who tells viewers that Super 8 surpasses even his high standards. Three 15-second spots bring us a car wash owner, who talks about Super 8 cleanliness, a greeting card salesman, who introduces viewers to the popular VIP Club card, and finally, the owners of a copy center, who speak about Super 8's consistent quality and service.

        The campaign, created by Grey Advertising of New York, is running on CNN, CNN Headline News, ESPN, TNN U.S. and Canada. TBS and print ads will be carried in USA Today.

                              SUPER 8 JOINS NASCAR

        Super 8 Motels Vice President of Marketing, Tom McNulty, announced that Super 8 has teamed up with Winston Cup legend, Bill Elliott, as an associate sponsor of his #94 Elliott-Hardy McDonald's Ford T-Bird. This exciting move establishes Super 8 as the only lodging chain active in NASCAR sponsorship.

        A study by Wake Forest University for NASCAR illustrates that over 90% of NASCAR fans support sponsors' products. With auto racing now clearly the number one sport in the country--reaching over 500 million live and television viewers annually--this sponsorship is an ideal association for Super 8.

                          WORLD WIDE WEB PAGE LAUNCHED

        For those customers now utilizing the ever-expanding computer technology available today, Super 8's home page on the World Wide Web is now in place to capture their attention. The site provides Internet browsers with general information about the chain. Information can be accessed through two home ports:
The Travelweb Home Page (http://www.travelweb.com) and directly through the Super 8 Home Page (http://www.super8motels.com/super8.html).

                                 REGIONAL NEWS

                   THREE NATIONAL VIP WINNERS FROM PENINSULA

        Peninsula Management Northwest-managed motels were once again honored at the National level for outstanding performance in VIP sales. All Peninsula properties excelled well above the national average--with three motels leading the nation in their size category:

                     **Klamath Falls, Oregon (58-61 rooms)
                     **Kelso, Washington (65-87 rooms)
                     **Ellensburg, Washington (88+ rooms)

        Each of these VIP top-producing properties received a check for $5,000 to share among its entire staff.

                        REGIONAL MEETINGS AUDIT QUARTER

        Included in the '98 business planning and budgeting process was the concept of Quarterly Regional Meetings. The first series of such meetings are being held in late April and early May in Port Angeles, Washington, Corvallis, Oregon, and at SeaTac.

        The primary focus of the agendas will be careful analysis of the first quarter's result of operations, strategies for any adjustments to plans deemed necessary, and sales targets for Summer and Fall.

        Advanced training in the area of sales will be conducted for each group by Esin Davis, Director of Sales and Marketing, while individual time has been allotted for each property manager to discuss localized issues with their Regional Director.

                     CONTINENTAL BREAKFAST TESTED AT LACEY

        In mid-April, a minor lobby reconfiguration was accomplished in Lacey to facilitate the testing of the continental breakfast concept at that location. This concept is increasingly found among the amenity packages of competitors in many markets, thus Peninsula's interest in measuring its value, or lack thereof, to its Super 8 customers. Should this test in Lacey produce positive results, similar programs may be tested in other Northwest locations, particularly those without adjacent dining.

                        NEW CONSTRUCTION SITES PROGRESS

        The two new sites announced in the last issue of the Update are progressing well. Ferndale, Washington has now been slated to open in October, 1996. Site preparation is completed, and the foundation is being installed as of this writing.

        The Woodburn, Oregon, site has an anticipated opening date in late January, 1997. Site plans and building plans are currently being reviewed by city officials, and subcontractors are working on off-site water and sewer.

        Continuing this highly visible development on the I-5 corridor, officers of the Peninsula Group have entered into an option to purchase a site at the newly-constructed freeway interchange at the northerly end of Roseburg, Oregon. Look for further details on the Roseburg project in the July Update.

                                  NORTHWEST I

        First Quarter 1996 operational results for Super 8 Motels Northwest I show Total Sales increased by $94,542 over the first quarter of 1995. This is an increase of 21%. Net Income grew to $126,790 from $72,866, for an increase of $53,294 or 74%.

        These increases are a result of Federal Way increasing occupancy by over seven occupancy points, for a year-to-date occupancy of 64.32%. Even with this jump in occupancy, Federal Way has also maintained an average daily rate of $44.37. Total revenue increased over $27,000, while operating expenses were tightly controlled. The result is that Net Income rose by almost $25,000 despite the expenditure of over $11,000 for planned property renovations.

        SeaTac is beginning to feel the results of the extensive renovation recently completed. First quarter occupancy rose from 40% in 1995 to 47% in 1996. Average daily rate increased by $5.52 to $57.07 for an increase of 11% over 1995. Total revenue increased by over $66,000 or 27% over the same period in 1995. Operating expenses were again well controlled, with the result of an increase in Net Income from $30,000 to $63,000 after payment of interest and lease expenses which are a result of borrowing money for the renovation.

        If you have not had the opportunity to see the completed renovation, we encourage you to do so. We have received many good comments on the "new look" as well as the functional new design of the lobby and common areas. Guests enjoy the new elevator and exercise room, as well as the brighter and more up-to-date look of the rooms.

        Your first quarter distribution in the amount of $25.00 per partnership unit. This represents a 10% annualized return on your original investment. Enclosed you will find occupancy charts and room rate comparisons, first quarter unaudited financial statements and a copy of the December 31, 1995, year-end audited financial statements, as prepared by the Partnership's certified public accounting firm of Moss Adams.

        The partnership information meetings were held at the SeaTac Super 8 Motel on April 16, 1996, and at the Portland Super 8 Motel on April 18, 1996. Attendance was very good and we appreciate your continued interest. One of the comments at the meeting was that once again there had been offers made by various liquidity funds to purchase units at far below the original cost of $1,000. If you need to dispose of your units, you are urged to call your NASD registered securities representative or the corporate office of The Peninsula Group at (360) 943-8000, so that you may be assisted in assessing a fair value for your units.

        The official business meeting for Super 8 Motels Northwest I will be held on Wednesday, June 12, 1996, at 10:30 a.m. at the corporate office located at 7515 Terminal St. S.W., Turnwater, Washington.

        Thank you for your continued support of Super 8 Motels Northwest I. Remember, when making your summer travel plans, THINK SUPER 8. Call 1-800-800-8000 for reservations at any Super 8 Motel located in the United States and Canada.


- --------------------------------------------------------------------------------

                              The      |       THE
                         Official      |       PENINSULA
                   Publication of      |       GROUP, INC.

           7515 Terminal St. SW, Turnwater, WA 98501 / (360) 943-8000
           ----------------------------------------------------------

Owners and operators of America's finest economy lodging serving 23 convenient Northwest locations: ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan OREGON:
Ashland - Bend - Corvallis - Grants Pass - Klamath Falls - Portland
International Airport - Salem - Wilsonville WASHINGTON: Bremerton - Ellensburg
- - Federal Way - Kelso - Kennewick - Moses Lake - Olympia/Lacey - Port Angeles -
              Sea-Tac International Airport - Walla Walla - Yakima

                           FEDERAL WAY SUPER 8 MOTEL

                                   OCCUPANCY

                       JAN    FEB    MAR    QUARTER
                      ------------------------------
1995                  52.4%  56.3%  63.9%   57.6%
1996                  50.8%  67.7%  74.7%   64.3%


                              AVERAGE ROOM RATE
                       -----------------------------
1995
- ----
JAN                                $43.10
FEB                                $43.08
MAR                                $43.17
QUARTER                            $43.12

1996
- ----
JAN                                $42.39
FEB                                $43.33
MAR                                $43.13
QUARTER                            $43.00


                             SEA-TEC SUPER 8 MOTEL

                                   OCCUPANCY

                       JAN    FEB    MAR    QUARTER
                      ------------------------------
1995                  41.2%  40.8%  41.0%   41.0%
1996                  39.7%  45.5%  57.4%   47.5%


                              AVERAGE ROOM RATE
                       -----------------------------
1995
- ----
JAN                                $51.22
FEB                                $51.59
MAR                                $51.84
QUARTER                            $51.55

1996
- ----
JAN                                $56.68
FEB                                $56.92
MAR                                $57.46
QUARTER                            $57.02

                           SUPER 8 MOTELS NORTHWEST I
                                 BALANCE SHEET
                            MARCH 31, 1996 AND 1995
                                  (Unaudited)
                                     ASSETS


                                                             1996           1995
                                                       ----------     ----------
CURRENT ASSETS
 Cash................................................  $  103,734     $   54,934
 Accounts receivable.................................      24,220         25,788
 Inventory...........................................      42,340         49,671
 Prepaid expenses....................................       1,914         24,865
                                                       ----------     ----------
     TOTAL CURRENT ASSETS............................     172,208        155,257

PROPERTY AND EQUIPMENT
 Land................................................   2,053,409      2,053,409
 Land improvements...................................      79,671         79,671
 Buildings...........................................   2,915,719      2,163,300
 Equipment, furniture, and fixtures..................   1,017,992      1,019,107
 Construction in progress............................           0        355,110
                                                       ----------     ----------
      Subtotal.......................................   6,066,791      5,670,597
 Less accumulated depreciation.......................  (1,962,165)    (1,852,873)
                                                       ----------     ----------
      TOTAL PROPERTY AND EQUIPMENT, NET                 4,104,626      3,817,724

OTHER ASSETS
 Franchise fees......................................      30,000         30,000
 Appraisal fees and loan fees........................      15,000          3,006
                                                       ----------     ----------
      Subtotal.......................................      45,000         33,006
 Less accumulated amortization.......................     (22,125)       (22,316)
                                                       ----------     ----------
      Subtotal.......................................      22,875         10,690
 Deposits............................................      45,309         43,328
                                                       ----------     ----------
      TOTAL OTHER ASSETS.............................      68,184         54,018
      TOTAL ASSETS...................................  $4,345,018     $4,026,999
                                                       ==========     ==========


                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                             1996           1995
                                                       ----------     ----------
CURRENT LIABILITIES
 Accounts payable - trade............................  $   83,595     $  273,643
 Accounts payable - Affiliates.......................      27,447         32,890
 Accrued expenses....................................      89,696         77,728
 Current portion of long-term debt...................      41,893         74,945
                                                       ----------     ----------
      TOTAL CURRENT LIABILITIES......................     242,632        459,206

NONCURRENT LIABILITIES
 Long-term debt, net of current portion shown above..   1,365,894        411,588
 Property management fees............................     605,348        605,348
                                                       ----------     ----------
      TOTAL NONCURRENT LIABILITIES...................   1,971,242      1,016,936

PARTNER'S CAPITAL EQUITY
 General partner.....................................     210,292        178,201
 Limited partners....................................   1,920,852      2,372,657
                                                       ----------     ----------
      TOTAL PARTNER'S CAPITAL EQUITY.................   2,131,144      2,550,858
                                                       ----------     ----------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL
       EQUITY........................................  $4,345,018     $4,026,999
                                                       ==========     ==========


                           SUPER 8 MOTELS NORTHWEST I
                              STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDING MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                    1996         1995
                                                  --------      -------
SALES
  Rooms ........................................  $521,875      $427,657
  Other ........................................    25,220        24,897
                                                  --------      --------
        TOTAL SALES ............................   547,096       452,554

DIRECT OPERATING EXPENSES
  Payroll and related expenses .................   107,281       110,171
  Supplies and maintenance .....................    34,817        25,948
  Utilities ....................................    39,058        34,356
  Other ........................................     7,180         4,573
                                                  --------      --------
        TOTAL DIRECT OPERATING EXPENSES ........   188,336       175,048

INDIRECT OPERATING EXPENSES
  Advertising and promotion ....................    13,761        22,427
  Bank and credit card charges .................     7,859         6,300
  Insurance ....................................     7,133         6,425
  Property and business taxes ..................    31,182        29,472
  Other ........................................     2,411         3,678
                                                  --------      --------
        TOTAL INDIRECT OPERATING EXPENSES ......    62,346        68,302

ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees ..................    40,051        47,607
  Franchise fees ...............................    20,828        17,106
  Property management fees .....................    27,354        23,287
  Professional services ........................     7,215         9,120
  Other ........................................     4,605         9,245
                                                  --------      --------
        TOTAL ADMINISTRATIVE AND GENERAL
          EXPENSES .............................   100,052       106,365

FIXED CHARGES
  Amortization .................................     1,125           562
  Depreciation .................................    28,083        22,182
  Interest .....................................    32,019         9,974
  Lease expense ................................    10,043             0
                                                  --------      --------
        TOTAL FIXED CHARGES ....................    71,270        32,718
                                                  --------      --------

INCOME FROM OPERATIONS .........................   125,091        70,121

OTHER INCOME
  Interest income ..............................       349           945
  Gain on sale of asset ........................         0             0
  Rental Income ................................     1,350         1,800
        TOTAL OTHER INCOME .....................     1,699         2,745
                                                  --------      --------
NET INCOME (LOSS) ..............................  $126,790      $ 72,866
                                                  ========      ========


This statement subject to change after audit to be performed by Moss Adams, CPA's.

SUPER 8 MOTELS NORTHWEST I
BALANCE SHEET

                                     ASSETS

                                                            DECEMBER 31,
                                                       ---------------------
                                                          1995           1994
                                                       ----------     ----------
CURRENT ASSETS
 Cash and cash equivalents.........................    $  222,146     $  258,321
 Accounts receivable, trade........................        15,718         13,295
 Accounts receivable, affiliates...................         3,442         22,363
 Inventory.........................................        42,277         48,941
 Prepaid expenses..................................        13,322          4,187
                                                       ----------     ----------
      Total current assets.........................      296,905         347,107
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, at cost
 Land..............................................     2,053,409      2,053,409
 Land improvements.................................        79,671         79,671
 Buildings.........................................     2,818,164      2,163,300
 Equipment, furniture and fixtures.................     1,017,991      1,017,107
                                                       ----------     ----------
                                                        5,969,235      5,313,487
 Less accumulated depreciation.....................    (1,934,081)    (1,830,691)
                                                       ----------     ----------
                                                        4,035,154      3,482,796
                                                       ----------     ----------

OTHER ASSETS
 Franchise fees....................................        30,000         30,000
 Appraisal fees and loan fees......................        15,000          4,951
                                                       ----------     ----------
                                                           45,000         34,951
 Less accumulated amortization.....................       (21,000)       (21,754)
                                                       ----------     ----------
                                                           24,000         13,197
 Deposits..........................................        33,710         32,470
                                                       ----------     ----------
       Total other assets..........................        57,710         45,667
                                                       ----------     ----------
                                                       $4,389,769     $3,875,570
                                                       ==========     ==========


                                                    SUPER 8 MOTELS NORTHWEST I
_________________________________________________________________BALANCE SHEET

                        LIABILITIES AND PARTNERS' EQUITY

                                                    DECEMBER 31,
                                                ------------------------
                                                1995                1994
                                                ----                ----
CURRENT LIABILITIES
        Accounts payable, trade                $   49,240     $   25,235
        Accounts payable, affiliates               76,564         27,173
        Accrued expenses                           84,299         82,867
        Current portion of long-term debt          38,000         87,000
                                               ----------     ----------
                Total current liabilities         248,103        222,275
                                               ----------     ----------

NONCURRENT LIABILITIES
        Long-term debt, net of current
          portion shown above                   1,380,449        418,440
                                               ----------     ----------

ACCRUED PROPERTY MANAGEMENT FEES                  605,348        605,348
                                               ----------     ----------

COMMITMENTS

PARTNERS' EQUITY
        General partner equity                    192,789        178,987
        Limited partners (authorized and
          outstanding, 6,000 units)             1,963,080      2,450,520
                                               ----------     ----------

                                                2,155,869      2,629,507
                                               ----------     ----------

                                               $4,389,769     $3,875,570
                                               ==========      =========