Form 10-Q
period 1996-06-30
SUPER 8 MOTELS NORTHWEST I
filed 1996-08-14
CIK 316297

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended:  June 30, 1996

Commission File Number:  2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                   91-1101310

                                     PART 1
                             Financial Information

Item 1.  Financial Statements

See attached unaudited June 30, 1996 Financial Statements and the partnership's balance sheet for the year ended December 31, 1995. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                               PERIOD ENDED JUNE 30,
                                                                           1996                     1995
                                                                       ----------               ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Revenues and other income received in cash                         $1,307,540               $1,001,873
    Operating expenses paid in cash                                      (741,727)                (536,385)
    Interest paid                                                         (64,702)                 (20,324)
                                                                       ----------               ----------
                Net cash provided by operating activities                 501,111                  445,164
                                                                       ----------               ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, equipment, and construction in
       progress, net                                                      (89,669)                (713,248)
                                                                       ----------               ----------
                Net cash used by investing activities                     (89,669)                (713,248)
                                                                       ----------               ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Increase of appraisal and loan fees                                        --                   (8,055)
    Principal (payments) proceeds on long-term debt and
       construction financing, net                                        (20,599)                 448,842
    Distributions to partners                                            (303,030)                (303,030)
                                                                       ----------               ----------
                Net cash provided (used) by financing
                    activities                                           (323,629)                 137,757
                                                                       ----------               ----------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           87,813                 (130,327)
 CASH AND CASH EQUIVALENTS, beginning of period                           222,146                  258,321
                                                                       ----------               ----------
 CASH AND CASH EQUIVALENTS, end of period                                $309,959                 $127,994
                                                                       ==========               ==========

                                                                            PERIOD ENDED JUNE 30,
                                                                         1996                   1995
                                                                      --------                --------
 RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES
    Net income                                                        $395,011                $252,933
                                                                      --------                --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                    59,917                  44,345
       Change in assets and liabilities
          Accounts receivable                                            3,647                  (5,843)
          Inventory                                                        (63)                  4,208
          Prepaid expenses                                             (13,891)                (34,867)
          Deposits                                                       1,282                  25,058
          Accounts payable                                              64,367                 175,179
          Accrued expenses                                              (9,159)                (15,849)
                                                                      --------                --------
                                                                       106,100                 192,231
                                                                      --------                --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                            $501,111                $445,164
                                                                      ========                ========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter (6/30/96) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By:                                                  Date:  August 9, 1996
   ----------------------------------------
  Gerald L. Whitcomb, General Partner

VOL. 16 NO. 2/JULY 31, 1996

                           SUPER 8 MOTELS NORTHWEST I

SECOND QUARTER 1996



                                 NATIONAL NEWS

                                1400 AND GROWING

   This past June the Super 8 System observed the opening of Super 8 Motel number 1,400. However, Super 8 is not stopping at that benchmark as there are currently 193 new Super 8's under construction, continuing the system's aggressive growth and development. The only two states in which a Super 8 Motel has not opened remain Rhode Island and Hawaii. Also of note, six Canadian provinces now are able to boast of the presence of Super 8 Motels.



                                4 MILLION VIP'S
   At this printing, the number of loyal VIP members will have reached, or possibly surpassed, the 4,000,000 mark. The Peninsula Group, and its properties, continues to enjoy playing a leadership role in the sale of VIP memberships to its customers-with over 2O% of its rooms being sold to new VIP members. Further, the Peninsula Management staff enjoys the ongoing benefit of selling another 50%-60% of its rooms to guests who already carry a permanent VIP Card.



                              D.K. SHIFFLET REPORT

   The independent market research firm D.K. Shifflet reports that frequent travelers are currently rating Super 8 Motels superior to the entire economy segment. Their most up-to-date numbers document Super 8 as the segment leader in both service and value ratings. Also verified in recent reports is the public's perception of Super 8 as having better prices than the segment competition.

            PREFERRED VENDORS SAVE $$$

   Super 8 Motels, Inc. has worked diligently to increase both the quantity and quality of the preferred vendors made available to regional franchisees such as The Peninsula Group. This hard work is paying off with more than 60 manufacturers from which our purchasing department may now order. Companies and products range from soft drink vendors which stock the vending machines, to companies such as Zenith and Sealy that supply televisions and mattresses for the guest rooms. Over the past two years, HFS vendor programs have returned more than $11 million in savings and incremental revenues to Super 8 franchisees.

                              TOUGH STAND ON Q.A.

While the average Quality Assurance score nationwide does continue to improve, Super 8 President Robert Weller has announced a firm stand with those few properties who fail inspection scores. Quick and decisive action has been, and will be, taken against these properties, including an immediate cut-off from the reservation system. Additionally, a Q.A. Manager has been assigned to analyze and work with border-line properties to improve overall scores even further. Vice President of Marketing Tom McNulty summarized, "By enforcing these standards, it makes our message of cleanliness and consistency more powerful and believable to consumers."



                                 REGIONAL NEWS

       PILOT PROGRAM TESTED IN NORTHWEST
   A new VIP program developed by the Marketing Department at Peninsula Management Northwest has gained recognition and attention at the national level by Super 8 Motels, Inc. The VIP EXPRESS CHECK-IN has drawn so much interest at Super 8 Inc., that they have made offers to assist in defraying some of the expenses incurred in the development of the program's training, signage, and promotion.



     Objectives of the VIP EXPRESS CHECK-IN are:

* Special identity for VIP members at check-in time
* "Added value" to the VIP membership card
* Sales opportunity for desk staff to potential VIP members

         VIP EXPRESS CHECK-IN was implemented at ALL Peninsula Management properties in the Northwest and Alaska in June. Remembering that well over 50% of all guests are VIP card holder, it is anticipated that all guests will benefit this summer from a speedier check-in process for returning VIP's.

  HUMAN RESOURCES DIRECTOR HIRED AT PMNW
  The Peninsula Group and Peninsula Management Northwest are pleased to welcome Joni Hower to the Management team. Ms. Hower comes to PMNW with ten years of experience in the hospitality industry.

Ms. Hower brings both education and experience to the HR position, holding a Bachelor of Arts in Communication and a Masters of Administration in Organizational Management. Her job experience includes supervisor of Human Resources and Training at a four-star Radisson Hotel in Northern California and consultant to several companies, some of which include the New Jersey Hotel/Motel Association and The Educational Institute.

   Ms. Hower's responsibilities include reviewing and modifying PMNW hiring practices, human resources policies and procedures, and Company job descriptions. She will also be recruiting for General Manager and Assistant General Manager positions. It is anticipated that Ms. Hower's skills will assist in reducing employee turnover, improve employee communications and reinforce career path objectives.

          SUPER 8 MOTELS NORTHWEST I

The extensive remodel completed at the SeaTac Motel is beginning to have an effect on occupancy. Year-to-date 1996 operational results for Super 8 Motels Northwest I show Total Sales increased by $296,400 over the first half of 1995. This is an increase of 30%. Adjusted Net Income for the partnership overall increased to $395,011 from $252,933 in 1995, for an increase of $142,078, or 56%.

     Northwest I increases were also as a result of Federal Way improving occupancy by over eight occupancy points compared to 1995, for a year to date occupancy of 69.39%. Average daily rate increased $.89 to $44.70. Federal Way's total revenue increased over $77,000, while operating expenses were well controlled. The result was that net income rose by over $45,000 after the expenditure of over $30,000 for planned property renovations.

As noted, SeaTac is beginning to feel the results of the extensive 1995 renovation just completed. Year-to-date occupancy rose from 45% in 1995 to over 56% in 1996 for an 11 occupancy point increase. Average daily rate increased by $6.08 to $60.16 for an increase of 11 % over 1995. Total revenue increased by over $212,000, or 38% over the same period in 1995. Operating expenses were again well controlled resulting in an increase in 1996 year-to-date net income of $233,000 compared to $145,000 for the same time period in 1995, after payment of interest and lease expenses which are a result of the borrowing completed for the renovation.

   If you have not had the opportunity to see the completed renovation at the SeaTac Super 8 Motel, we encourage you to do so. We have received many good comments on the "new look" as well as the functional contemporary design of the lobby and common areas. Guests also enjoy the new elevator as well as the brighter and more modern look in the rooms.

   Second quarter distribution is in the amount of $25.00 per partnership unit. This represents a 10% annualized return on your original partnership investment. In addition, you will find occupancy and average daily room rate comparison charts and year-to-date unaudited financial statements.

   The official partnership meeting was held at the Corporate Offices of The Peninsula Group in Tumwater on June 12, 1996. We appreciate the continued interest of those limited partners who were able to attend.

   Thank you for your support of Super 8 Motels Northwest 1. If your summer plans include any travel, be sure to make your room reservations for any Super 8 Motel in the United States and Canada with SUPERLINE at 1-800-800-8000.

                           SUPER 8 MOTELS NORTHWEST I

                                 BALANCE SHEET
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                                     ASSETS


                                                   1996            1995
                                                ----------      ----------
CURRENT ASSETS
   Cash                                         $  309,959      $  127,994
   Accounts receivable                              15,513          41,501
   Inventory                                        42,340          44,733
   Prepaid expenses                                 27,213          39,054
                                                ----------      ----------
        TOTAL CURRENT ASSETS                       395,025         253,282

PROPERTY AND EQUIPMENT
   Land                                          2,053,409       2,053,409
   Land improvements                                79,671          79,671
   Buildings                                     2,882,913       2,163,300
   Equipment, furniture, and fixtures            1,020,685       1,017,107
   Construction in progress                              0         713,249
                                                ----------      ----------
        Subtotal                                 6,036,678       6,026,736
   Less accumulated depreciation                (1,968,023)     (1,873,915)
                                                ----------      ----------
        TOTAL PROPERTY AND EQUIPMENT, NET        4,068,655       4,152,821

OTHER ASSETS
   Franchise fees                                   30,000          30,000
   Appraisal fees and loan fees                     15,000          13,006
                                                ----------      ----------
        Subtotal                                    45,000          43,006
   Less accumulated depreciation                   (24,750)        (22,875)
                                                ----------      ----------
        Subtotal                                    20,250          20,131
   Deposits                                         32,428           7,412
                                                ----------      ----------
        TOTAL OTHER ASSETS                          52,678          27,542
        TOTAL ASSETS                            $4,516,358      $4,433,645
                                                ==========      ==========

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                   1996            1995
                                                ----------      ----------
CURRENT LIABILITIES
   Accounts payable - trade                     $   96,498      $  187,438
   Accounts payable - Affiliates                    93,673          40,149
   Accrued expenses                                 75,140          67,018
   Current portion of long-term debt                38,434          57,703
                                                ----------      ----------
        TOTAL CURRENT LIABILITIES                  303,744         352,308

NONCURRENT LIABILITIES
   Long-term debt net of current
     portion shown above                         1,359,416         896,579
   Property management fees                        605,348         605,348
                                                ----------      ----------
        TOTAL NONCURRENT LIABILITIES             1,964,764       1,501,927

PARTNER'S CAPITAL EQUITY
   General partner                                 193,709         178,486
   Limited partners                              2,054,141       2,400,923
                                                ----------      ----------
        TOTAL PARTNER'S CAPITAL
          EQUITY                                 2,247,850       2,579,409
                                                ----------      ----------
        TOTAL LIABILITIES AND
          PARTNERS' CAPITAL EQUITY              $4,516,358      $4,433,645
                                                ==========      ==========

                           SUPER 8 MOTELS NORTHWEST I

                              STATEMENT OF INCOME
                FOR THE SIX MONTHS ENDING JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                           1996            1995
                                                        ----------      ----------
SALES
   Rooms                                                $1,247,036      $  962,058
   Other                                                    53,259          41,837
                                                        ----------      ----------
        TOTAL SALES                                      1,300,295       1,003,895

DIRECT OPERATING EXPENSES
   Payroll and related expenses                            230,418         227,106
   Supplies and maintenance                                 80,851          56,614
   Utilities                                                72,746          65,088
   Other                                                    15,966          14,377
                                                        ----------      ----------
        TOTAL DIRECT OPERATING EXPENSES                    399,981         363,185

INDIRECT OPERATING EXPENSES
   Advertising and promotion                                31,671          47,434
   Bank and credit card charges                             20,645          14,607
   Insurance                                                14,730          12,850
   Property and business taxes                              62,727          61,297
   Other                                                     6,505           4,149
                                                        ----------      ----------
        TOTAL INDIRECT OPERATING EXPENSES                  136,277         140,337

ADMINISTRATIVE AND GENERAL EXPENSES
   Administrative service fees                              85,987          64,489
   Franchise fees                                           49,689          38,491
   Property management fees                                 64,906          50,485
   Professional services                                    14,220          20,555
   Other                                                    13,118          12,573
                                                        ----------      ----------
        TOTAL ADMINISTRATIVE AND GENERAL
           EXPENSES                                        227,920         186,592

FIXED CHARGES
   Amortization                                              3,750           1,121
   Depreciation                                             56,167          43,224
   Interest                                                 64,702          20,324
   Lease expense                                            20,085               0
                                                        ----------      ----------
        TOTAL FIXED CHARGES                                144,704          64,668
                                                        ----------      ----------
INCOME FROM OPERATIONS                                     391,412         249,112

OTHER INCOME
   Interest income                                             900           1,121
   Gain on sale of asset                                         0               0
   Rental Income                                             2,700           2,700
        TOTAL OTHER INCOME                                   3,600           3,821
                                                        ----------      ----------
NET INCOME (LOSS)                                       $  395,011      $  252,933
                                                        ==========      ==========

               This statement subject to change after audit to be
                        performed by Moss Adams, CPA's.

SUPER 8 MOTELS NORTHWEST I
BALANCE SHEET___________________________________________________________________

                                    ASSETS

                                               DECEMBER 31,
                                        ----------------------------
                                            1995            1994
                                        ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents             $   222,146     $   258,321
  Accounts receivable, trade                 15,718          13,295
  Accounts receivable, affiliates             3,442          22,363
  Inventory                                  42,277          48,941
  Prepaid expenses                           13,322           4,187
                                        -----------     -----------
    Total current assets                    296,905         347,107
                                        -----------     -----------

PROPERTY AND EQUIPMENT, at cost
  Land                                    2,053,409       2,053,409
  Land improvements                          79,671          79,671
  Buildings                               2,818,164       2,163,300
  Equipment, furniture and fixtures       1,017,991       1,017,107
                                        -----------     -----------

                                          5,969,235       5,313,487
  Less accumulated depreciation          (1,934,081)     (1,830,691)
                                        -----------     -----------
                                          4,035,154       3,482,796
                                        -----------     -----------

OTHER ASSETS
  Franchise fees                             30,000          30,000
  Appraisal fees and loan fees               15,000           4,951
                                        -----------     -----------

                                             45,000          34,951
  Less accumulated amortization             (21,000)        (21,754)
                                        -----------     -----------

                                             24,000          13,197
  Deposits                                   33,710          32,470
                                        -----------     -----------
        Total other assets                   57,710          45,667
                                        -----------     -----------
                                        $ 4,389,769     $ 3,875,570
                                        ===========     ===========

                                                      SUPER 8 MOTELS NORTHWEST I
__________________________________________________________________ BALANCE SHEET

                       LIABILITIES AND PARTNERS' EQUITY

                                               DECEMBER 31,
                                        ---------------------------
                                            1995            1994
                                        ------------    -----------
CURRENT LIABILITIES
  Accounts payable, trade               $    49,240     $    25,235
  Accounts payable, affiliates               76,564          27,173
  Accrued expenses                           84,299          82,867
  Current portion of long-term debt          38,000          87,000
                                        -----------     -----------
    Total current liabilities               248,103         222,275
                                        -----------     -----------

NONCURRENT LIABILITIES
  Long-term debt, net of current
    portion shown above                   1,380,449         418,440
                                        -----------     -----------

ACCRUED PROPERTY MANAGEMENT FEES            605,348         605,348
                                        -----------     -----------

COMMITMENTS

PARTNERS' EQUITY
  General partner equity                    192,789         178,987
  Limited partners (authorized and
    outstanding, 6,000 units)             1,963,080       2,450,520
                                        -----------     -----------
                                          2,155,869       2,629,507
                                        -----------     -----------
                                        $ 4,389,769     $ 3,875,570
                                        ===========     ===========