Form 10-Q
period 1996-09-30
SUPER 8 MOTELS NORTHWEST I
filed 1996-11-14
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended: September 30, 1996

Commission File Number: 2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                  91-1101310

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited September 30, 1996 Financial Statements and the partnership's balance sheet for the year ended December 31, 1995. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                             PERIOD ENDED SEPTEMBER 30,
                                                                               1996               1995
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Revenues and other income received in cash                             $ 2,363,800        $ 1,804,888
    Operating expenses paid in cash                                         (1,378,829)        (1,119,106)
    Interest paid                                                              (96,711)           (29,031)
                                                                           -----------        -----------

                Net cash provided by operating activities                      888,260            656,751
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and construction in
        progress, net                                                          (85,153)          (932,695)
                                                                           -----------        -----------

                Net cash used by investing activities                          (85,153)          (932,695)
                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase of appraisal and loan fees                                           --              (10,799)
    Principal (payments) proceeds on long-term debt and construction
       financing, net                                                          (30,504)           834,329
    Distributions to partners                                                 (454,543)          (454,543)
                                                                           -----------        -----------
                Net cash provided (used) by financing
                    activities                                                (485,047)           368,987
                                                                           -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               318,060             93,043
CASH AND CASH EQUIVALENTS, beginning of period                                 222,146            258,321
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   540,206        $   351,364
                                                                           ===========        ===========

                                                            PERIOD ENDED SEPT. 30,
                                                             1996             1995
                                                          ---------        ---------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES
    Net income                                            $ 800,617        $ 551,068
                                                          ---------        ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                         90,625           66,474
       Gain on sale of assets                                (1,445)            --
       Change in assets and liabilities
          Accounts receivable                               (12,640)           2,096
          Inventory                                             (63)           6,463
          Prepaid expenses                                   (7,421)         (28,524)
          Deposits                                           11,059           10,359
          Accounts payable                                    3,446           48,210
          Accrued expenses                                    4,082              605
                                                          ---------        ---------
                                                             87,643          105,683
                                                          =========        =========

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 888,260        $ 656,751
                                                          =========        =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Third Quarter (9/30/96) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By:                                                 Date:   November 14, 1996
   -----------------------------------
   Gerald L. Whitcomb, General Partner

                           SUPER 8 MOTELS NORTHWEST I

                                 BALANCE SHEET
                          SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                     ASSETS
                                                  1996            1995
                                                ----------      ----------
CURRENT ASSETS
  Cash                                          $  540,206      $  351,364
  Accounts receivable                               31,800          33,562
  Inventory                                         42,340          42,478
  Prepaid expenses                                  20,743          32,711
                                                ----------      ----------
    TOTAL CURRENT ASSETS                           635,088         460,114

PROPERTY AND EQUIPMENT
  Land                                           2,053,409       2,053,409
  Land improvements                                 79,671          79,671
  Buildings                                      2,883,865       2,163,300
  Equipment, furniture, and fixtures             1,021,107       1,017,992
  Construction in progress                               0         931,810
                                                ----------      ----------
    Subtotal                                     6,038,053       6,246,162
  Less accumulated depreciation                 (2,000,552)     (1,895,491)
                                                ----------      ----------
    TOTAL PROPERTY AND EQUIPMENT, NET            4,037,501       4,350,691

OTHER ASSETS
  Franchise fees                                    30,000          30,000
  Appraisal fees and loan fees                      15,000          15,750
                                                ----------      ----------
    Subtotal                                        45,000          45,750
  Less accumulated amortization                    (27,375)        (23,429)
                                                ----------      ----------
    Subtotal                                        17,625          22,321
  Deposits                                          22,651          22,111
                                                ----------      ----------
    TOTAL OTHER ASSETS                              40,276          44,432
    TOTAL ASSETS                                $4,712,864      $4,855,237
                                                ==========      ==========

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                  1996            1995
                                                ----------      ----------
CURRENT LIABILITIES
  Accounts payable - trade                      $   91,399      $   77,833
  Accounts payable - Affiliates                     37,851          22,785
  Accrued expenses                                  88,381          83,472
  Current portion of long-term debt                 43,028          40,049
                                                ----------      ----------
    TOTAL CURRENT LIABILITIES                      260,660         224,139

NONCURRENT LIABILITIES
  Long-term debt, net of current
   portion shown above                           1,344,917       1,299,720
  Property management fees                         605,348         605,348
                                                ----------      ----------
    TOTAL NONCURRENT LIABILITIES                 1,950,265       1,905,068

PARTNER'S CAPITAL EQUITY
  General partner                                  308,336         179,952
  Limited partners                               2,193,605       2,546,077
                                                ----------      ----------
    TOTAL PARTNER'S CAPITAL EQUITY               2,501,940       2,726,029
                                                ----------      ----------
    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL EQUITY                   $4,712,864      $4,855,237
                                                ==========      ==========

                           SUPER 8 MOTELS NORTHWEST I

                              STATEMENT OF INCOME
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                  1996            1995
                                                ----------      ----------
SALES
  Rooms                                         $2,281,493      $1,729,129
  Other                                             86,697          67,723
                                                ----------      ----------
    TOTAL SALES                                  2,368,190       1,796,852

DIRECT OPERATING EXPENSES
  Payroll and related expenses                     378,064         351,778
  Supplies and maintenance                         229,103         141,973
  Utilities                                        117,701         101,993
  Other                                             25,834          20,589
                                                ----------      ----------
    TOTAL DIRECT OPERATING EXPENSES                750,703         616,332

INDIRECT OPERATING EXPENSES
  Advertising and promotion                         52,800          73,324
  Bank and credit card charges                      36,457          26,508
  Insurance                                         21,371          20,480
  Property and business taxes                       96,152          95,707
  Other                                              8,927          10,682
                                                ----------      ----------
    TOTAL INDIRECT OPERATING EXPENSES              215,708         226,701

ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                      129,897         103,929
  Franchise fees                                    91,170          69,241
  Property management fees                         118,125          90,147
  Professional services                             32,345          33,855
  Other                                             21,856          16,014
                                                ----------      ----------
    TOTAL ADMINISTRATIVE AND GENERAL EXPENSES      393,393         313,186

FIXED CHARGES
  Amortization                                       6,375           1,674
  Depreciation                                      84,250          64,800
  Interest                                          96,711          29,031
  Lease expense                                     30,128               0
                                                ----------      ----------
    TOTAL FIXED CHARGES                            217,464          95,505
                                                ----------      ----------
INCOME FROM OPERATIONS                             790,922         545,128

OTHER INCOME
  Interest income                                    4,200           1,890
  Gain on sale of asset                              1,445               0
  Rental Income                                      4,050           4,050
    TOTAL OTHER INCOME                               9,695           5,940
                                                ----------      ----------
NET INCOME (LOSS)                               $  800,617      $  551,068
                                                ==========      ==========

This statement subject to change after audit to be performed by Moss Adams, CPA's.

VOL. 16 NO. 3/OCTOBER 31, 1996                               THIRD QUARTER 1996

                                     UPDATE
                           SUPER 8 MOTELS NORTHWEST I
                            NATIONAL & REGIONAL NEWS


V.I.P. CLUB HITS 4 MILLION MARK

Super 8's frequent traveler program, the V.I.P. Club, has reached an all-time high of 4 million members. It is now the largest frequent traveler program in the entire economy lodging market. Super 8 Motels President Bob Weller recently reported, "Our V.I.P. Club is one of the strongest marketing tools in the industry. More than 50% of all reservations made through Superline are made with the V.I.P. Card, and club members account for more than 50% of room nights booked through Superline.''

Super 8's V.I.P. Club began in 1976 with the intent of building a guest program that offered discounts to the frequent traveler, thus ensuring their return. By 1986, membership increased to just over 200,000. The club reached one million members in 1990, two million in 1992, and 4 million in September of this year.

Peninsula Management Northwest is marking the achievement of this important milestone with a continued emphasis on the importance of V.I.P. guests. Management and front desk training programs currently being utilized significantly highlight V.I.P. sales-and incentive programs reward staff quarterly for their efforts. As a consistent leader nationally, Peninsula Management now receives an even greater percentage of its business from the V.I.P. cardholder than the 53% national figure noted above.


FALL MARKS NATIONAL HOUSEKEEPER AND CUSTOMER SERVICE WEEKS

National Housekeeper Week, September 8-14, was celebrated for the first year within Peninsula properties with special recognition and expressions of appreciation. Each of the 142,000 clean and comfortable guest rooms rented this summer was made so by one of the 260 housekeepers, laundry workers, and housemen working on behalf of Peninsula Management. Also of importance was the ongoing maintenance work accomplished by this same staff during the busy third quarter season.

National Customer Service Week, October 6-12, is being celebrated at Super 8 headquarters with a departmental open house and posters promoting awareness. In the Northwest Region, CUSTOMER SERVICE constituted the primary theme at the individual motel Employee Appreciation Meetings, during which time regular guests were thanked and exceptional guest service providers on staff were honored.


NASCAR SPONSORSHIP HEATS UP

New print advertisements featuring Winston Cup Champion Bill Elliott premiered August 26 in USA Today. In the ad, Elliott commends Super 8 Motels' consistent quality, service and value. "If Super 8 were a race car driver, I'd be looking over my shoulder all the time," Elliott states.

Driver Bill Elliott is a NASCAR legend with 40 career victories to his name. He has been voted Most Popular Driver of the Year by NASCAR fans ten times, most recently in 1995. Tom McNulty, national Marketing Director, in reporting to the Franchise Advisory Board, stated, "With Bill Elliott, we're working with one of NASCAR's premier drivers. He and his car are actively followed by motor sports fans, and we are thrilled to be associated with him."

NATIONAL QUALITY ASSURANCE ANNOUNCES MORE TERMINATIONS

Continuing to take a tough stand on properties with multiple Quality Assurance failures, Super 8 Motels, Inc. has terminated franchises in three more locations. The Quality Assurance Department works diligently to analyze properties with deficiencies, and strives to help owners and managers improve overall scores in order to maintain the outstanding quality and service of the chain.

NORTHWEST DEVELOPMENT AND CONSTRUCTION NOTES

The 78-room Ferndale, Washington, Super 8 Motel opened as scheduled on October
18. A Ribbon Cutting and Grand Open House was well attended that afternoon by city and county officials, business leaders and Chamber of Commerce members from numerous neighboring feeder cities. This property is notable as the first Super 8 to be located north of Seattle on the I-5 corridor, and, as such, is viewed as a visible link to the important Canadian market.

The construction start in Woodburn, Oregon, mentioned in the second quarter Update, experienced delays this summer due to development fee escalation. After months of fee negotiations, a new schedule begins construction December 1, 1996, and opening is anticipated just in time to benefit from the 1997 summer travel season.

Additional site acquisitions have been made in Oregon. The first of these is located in Redmond, 16 miles north of the existing Bend Super 8 Motel. This development is moving rapidly, with opening slated for May, 1997. The second Oregon site is in Roseburg on a newly constructed I-5 freeway interchange at the northerly end of the city limits. Both of these properties will feature all the traditional Super 8 Northwest amenities, and will have the capability of handling continental breakfast should future market conditions demand that service.

SUPER 8 MOTELS NORTHWEST I

As the enclosed charts depict, both the Federal Way and SeaTac motels had strong third quarter operating results.

Federal Way increased occupancy by about four occupancy points, with a daily room rate increase of over $2.00. SeaTac increased occupancy from 69% to 94%, with an average daily rate increase of over $6.00. While it should be remembered that at times during the renovation rooms were not available to rent, nevertheless, it appears that the time and money invested in the remodel of the SeaTac property is indeed paying off.

Increased occupancy and room rate is only exciting if it transfers to an increased bottom line for ownership. In this case, it most certainly does. Through the end of September, partnership revenues were up by $571,338 or 32% over the same period in 1995. During the same period, net income rose from $551,068 to $800,617, for an increase of $249,549 or 45%. The unaudited financial statements through September 30, 1996 are enclosed for your review.

Third quarter distribution is in the amount of $25.00 per partnership unit.
This represents a 10% annualized return on your original partnership investment.

During the third quarter we had both the SeaTac and Federal Way properties appraised by an independent third-party appraiser. We were quite pleased with the results. SeaTac appraised at a total of $7,400,000 and Federal Way for a value of $3,500,000. These values serve to confirm the advice of your general partner that sale or disposition of your partnership units should not be at a discounted price. If you have questions about the value or desire to divest your interests, we suggest you call your broker, tax or financial advisor, or the partnership office.

Year-end tax audits and partnership tax information will be prepared by the certified public accounting firm of Moss Adams. Tax information will be forwarded to you on or before February 28, 1997. Please advise us of any change of address information by January 1, 1997, so that we can get this information to you in a timely manner.

Thank you for your continued support of Super 8 Motels Northwest I. We hope you have a joyous holiday season. If you plan to travel, call 1-800-800-8000 to reserve your room at Super 8 Motels anywhere in the United States and Canada.

SUPER 8 MOTELS NORTHWEST I
BALANCE SHEET-------------------------------------------------------------------


                               ASSETS

                                                  DECEMBER 31,
                                          ---------------------------
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
                                          ===========     ===========


                                                     SUPER 8 MOTELS NORTHWEST I
------------------------------------------------------------------BALANCE SHEET


                        LIABILITIES AND PARTNERS' EQUITY

                                                  DECEMBER 31,
                                           ----------      ----------
                                              1995            1994
                                           ----------      ----------
CURRENT LIABILITIES
  Accounts payable, trade                  $   49,240      $   25,235
  Accounts payable, affiliates                 76,564          27,173
  Accrued expenses                             84,299          82,867
  Current portion of long-term
    debt                                       38,000          87,000
                                           ----------      ----------
        Total current liabilities             248,103         222,275
                                           ----------      ----------
NONCURRENT LIABILITIES
  Long-term debt, net of current
    portion shown above                     1,380,449         418,440
                                           ----------      ----------
ACCRUED PROPERTY MANAGEMENT
  FEES                                        605,348         605,348
                                           ----------      ----------
COMMITMENTS

PARTNERS' EQUITY
  General partner equity                      192,789         178,987
  Limited partners (authorized
   and outstanding 6,000 units)             1,963,080       2,450,520
                                           ----------      ----------
                                            2,155,869       2,629,507
                                           ----------      ----------
                                           $4,389,769      $3,875,570
                                           ==========      ==========