Form 10-K
period 1996-12-31
SUPER 8 MOTELS NORTHWEST I
filed 1997-03-31
CIK 316297

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1996

                         Commission File Number 2-67456

                           SUPER 8 MOTELS NORTHWEST I
                           ---------------------------
             (Exact name of registrant as specified in its charter)



WASHINGTON                                                                                       91-1101310
----------                                                                                       ----------
(State or other jurisdiction of                                                                 IRS Employer
incorporation or organization)                                                         Identification Number


7515 Terminal St. S.W., Tumwater, WA                                                                   98501
------------------------------------                                                                   -----
(Address of principal executive office)                                                           (Zip Code)



      Registrant's telephone number, including area code:   (360) 943-8000

          Securities registered pursuant to section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                           Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form I0-K or any amendment to this Form 10-K. (X)

There has been no market for limited partnership units since the initial offering of limited partnership units was completed in 1982, therefore the market value of limited partnership units is unknown.


DOCUMENTS INCORPORATED BY REFERENCE

Partnership's Audited Financial Statements.
Partnership's January, 1997 newsletter to limited partners.


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

The 119-room Super 8 Motel at Sea-Tac is located near the Seattle/Tacoma International Airport and provides additional special services to the traveling public: long-term parking privileges, airport courtesy telephone, and free limousine transportation to and from the airport.

The 90-room Super 8 Motel at Federal Way provides a special parking area for commercial trucks, guest laundry facilities and a travelers lounge. Adjacent to the property are two family style restaurants owned and operated by non affiliated companies. Both motels historically experience seasonal fluctuations in occupancy, the low point occurring in the winter months and peaking in late summer.

The motels provide full or part-time employment for approximately 39 people (Sea-Tac 25, Federal Way 14).

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

Both motels are of frame construction with stucco exteriors, tile roofs and have full fire alarm systems. Heating and cooling is by individual room through the wall heat pumps.

The approximate size of the buildings is as follows:

                Sea-Tac                      43,850 square feet
                Federal Way                  37,800 square feet

Both motels underwent major renovations in 1987 at an aggregate approximate total cost of $328,000. An approximately $1,000,000 renovation of the Sea-Tac property commenced in February 1995, with one-half of the property closed for a substantial period of time. The Sea-Tac renovation was completed in February, 1996. During the course of renovating the Sea-Tac property, an abandoned residential oil tank was discovered as was other petroleum products located underneath the building. Upon discovery of these items, the Partnership immediately engaged an environmental consulting firm as well as legal counsel and both the tank and the soils which were found to contain unsuitable levels of petroleum products were removed from the site and properly disposed of.

Both motels are in operation as economy motels. For utilization of these properties see Item 7.

See Item 1(c) for further information on each property.


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

Distributions of cash to the Limited Partners made during 1996, 1995 and 1994 were $600,000 for each year.


                                    ITEM 6.
                            Selected Financial Data*

                                       1996            1995           1994            1993            1992
                                       ----            ----           ----            ----            ----
Total Sales                          $2,975,925      $2,319,042      $2,415,274      $2,329,668     $2,493,458
Net Income (Loss)*                     $948,910        $132,423        $783,376        $666,072       $543,842
Net Income (Loss)* per Unit             $134.43          $18.76         $110.98          $94.36         $89.63
Total Assets**                       $4,637,276      $4,389,769      $3,875,570      $3,895,056     $3,953,444
Long-Term Debt*                      $1,937,139      $1,985,797      $1,023,788      $1,224,831     $1,301,730
Cash Distribution Per Unit              $100.00         $100.00         $100.00         $100.00        $240.05

*In filings prior to the year ended December 31, 1994, with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership did not accrue unpaid property management fees due to the uncertainty of payment. During the year ended December 31, 1994, the Partnership changed its method of accounting for such fees and the above information was restated for 1993 and 1992 to account for such fees so that Net Income, Long Term Debt and Net Income Per Unit was revised to accrue the expense when incurred and reflect the associated liability on the balance sheet.

**Net of amortization and depreciation

Detailed financial data is provided in the form of audited Financial Statements as of December 31, 1996 and 1995 and for each of the three years ended December 31, 1996, 1995 and 1994. These statements show the results of operations, changes in partners' equity, cash flows and additional financial disclosures.

                                    ITEM 7.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

At December 31, 1996, the Partnership's current assets exceeded its current liabilities by $414,088 which was $365,286 greater than the difference between current assets and current liabilities on December 31, 1995. This increase is largely attributable to strong fourth quarter occupancy figures in both Federal Way and Sea-Tac motels. Further, as in the recent past, because the months of January, February, and March are the slowest season of occupancy, the Partnership must carefully manage its cash during those months.

The interest rate on the Partnership's primary mortgage was 8.5% and 7.5% in 1996 and 1995, respectively. This adjustable rate loan provides for an interest rate adjustment each year based on an amount equal to the monthly median cost of funds index for FSLIC insured savings and loan associations plus 3.75%, or if less, 1% plus such amount.

The interest rate on the long term loan funding the Sea-Tac renovation is variable, based on the lender's prime rate plus 1% per annum and is payable in interest only payments through March 31, 1996, changing to monthly payments of $9,768 plus interest. The bank's prime rate of interest at December 31, 1996, is 8.25% per annum.

                 Balance Sheet data                            1996               1995                1994
                                                               ----               ----                ----
                 Current Assets                              $615,507            $296,905           $347,107
                 Current Liabilities                         $201,419            $248,103           $222,275
                 Current Ratio                                 3.06:1              1.20:1             1.56:1

At December 31, 1996, both the Sea-Tac and Federal Way properties completed their fourteenth full years of operation.

Comparative operational statistics follow:

                                                               1996               1995                1994
                                                               ----               ----                ----
                 Sea-Tac
                    Occupancy                                     66%                 52%                60%
                    Rented rooms                               28,696              22,411             26,083
                    Gross room rate*                           $62.46              $56.77             $54.20
                 Federal Way
                    Occupancy                                     70%                 64%                61%
                    Rented rooms                               22,944              21,183             20,055
                    Gross room rate*                           $46.13              $44.73             $44.07
                 Total
                    Occupancy                                     68%                 57%                60%
                    Rented rooms                               51,640              43,594             46,138
                    Gross room rate*                           $55.37              $50.92             $49.80





*"Gross Room Rate" is defined as total room revenue divided by total rooms sold.

Total 1996 Room sales revenue increased $639,405 to $2,859,260 up from $2,219,855 in 1995. The completion of the renovation at the Sea-Tac motel in early February 1996 was largely responsible for the strong revenue increase. The renovation was responsible as well for the increase in rented rooms, which increased to 51,640 an increase of 8,046 rented rooms from the previous year figure of 43,594. Gross room rates continued to rise from $50.92 per room in 1995 to $55.37 in 1996.

Net income in 1996 increased $816,487 to $948,910 up from $132,423 in 1995.
The increase was primarily due to the growth in Room revenue coupled with the decrease in Direct operating expenses that reflected the majority of the renovation costs for the Sea-Tac motel in 1995.

Direct operating expenses in 1996 decreased $273,822 to $972,971 down from $1,246,793 in 1995. The decrease was due to the renovation costs of the Sea-Tac motel largely being incurred in 1995. Indirect operating expenses remained relatively flat, increasing $9,563 to $320,313 in 1996.

Increases in Property management and Franchise fees reflect the strong increase in Room revenue and caused total Administrative and General expenses to increase $62,054 in 1996 to $506,439.

The $44,809 increase in fixed charges resulted from increases in depreciation and interest expense.

As discussed in Item 1, the partnership operates the motels as a franchise of Super 8 Motels, Inc. Nationwide the Super 8 motel chain continues to grow, increasing the name familiarity of the chain.

           As of December 31,            Number of Super 8 Motels           Increase
           ------------------            ------------------------           --------
                  1996                          1,492                          92
                  1995                          1,400                          180
                  1994                          1,220                          159
                  1993                          1,060                          119
                  1992                            941                           78
                  1991                            863                           78

The Super 8 "Superline" national reservation system and "VIP Club" (approximately 4,300,000 members) continue to be improved.

Prior to 1985, the Partnership had been accruing the Motels' property management fees. Even though the obligation to pay those fees exists, the terms of the partnership agreement of the Partnership did not allow them to be paid until such time as the limited partners have received a cumulative annual 10% return on their adjusted capital investment. In previous filings with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership's accounting policy regarding these fees was to expense them when paid (instead of when incurred) and to not accrue unpaid property management fees as a liability on the face of the balance sheet.

In 1994, the Partnership changed its accounting policy for property management fees to reflect, on the Partnership's income statement, the expense when the obligation to pay the fee was incurred and to accrue the corresponding liability on the face of the Partnership's balance sheet. Thus, the financial information contained in this report conforms with that reporting position. Currently, previously incurred but unpaid management fees total approximately $605,000. Attention is directed to Note 6 in the Partnership's Financial Statements, for a discussion of property management fees. Additionally, see the discussion in Part II, Item 6, "Selected Financial Data" of this report.


                                     ITEM 8
                  Financial Statements and Supplementary Data


See Independent Auditors Report and Financial Statements, pages 2 through 13, for financial statements incorporated herein by reference; and Item 14 for a list of the Financial Statement Schedules filed as a part of this report.



                                     ITEM 9
              Disagreements on Accounting and Financial Disclosure


None.

                                    PART III


                                    ITEM 10.
               Directors and Executive Officers of the Registrant


The sole General Partner of the Partnership is Gerald L. Whitcomb.

Gerald L. Whitcomb, age 53, was educated at the University of Nebraska with majors in economics and business finance and obtained a JD. in Law. He practiced law in Shelton, Washington from 1969 to 1979. Since 1979, he has been involved in the management of the Peninsula Group, Inc., (formerly known as Super 8 Motels Northwest, Inc.) and its affiliates.

Mr. Whitcomb is the principal organizer and stockholder of The Peninsula Group Incorporated and its subsidiaries. Mr. Whitcomb is the general partner of Super 8 Motels Northwest I, a limited partnership whose limited partnership units were registered under the Securities Act of 1933. He is also a partner in Super 8 Motel Developers, which is General Partner of Super 8 Motel of Lacey Associates, a General Partner of Super 8 Motels Northwest II, Juneau Motel Associates, Anchorage Motel Associates and Peninsula Motel Associates, all Washington limited partnerships. Mr. Whitcomb is the Managing Partner of Tongass Motel Associates, an Alaska general partnership, Mr. Whitcomb is a partner in Peninsula Properties Partnership, a Washington general partnership.

Due to a change in management of the Partnership's General Partner's offices where the individual responsible for ensuring that appropriate filings are made with the SEC, some recently required filings on Forms 3, 4 or 5 appear not to have been timely made. The Partnership is working closely with its counsel to promptly rectify any such delinquent filings.


                                    ITEM 11.
                             Executive Compensation


The General Partner received no salary or bonus compensation from the Partnership during fiscal year ended December 31, 1996. See Item 13.



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


Exhibits incorporated by reference

         1.2 Subscription Agreement (which is filed as Exhibit B to the Prospectus).


         3.1 Certificate and Agreement of Limited Partnership of the Registrant (which is filed as Exhibit "A" to the Prospectus).

         6.1    Opinion of Counsel to the Partnership.

Exhibits filed herewith.
Financial Statements of the Registrant for the years ended December 31, 1996, 1995 and 1994. Financial Statements and supplemental schedules include:
         Report of Independent Public Accountants
         Balance Sheet
         Statement of Income
         Statement of Changes in Partners' Equity
         Statement of Cash Flows
         Notes to Financial Statements


January, 1997 Partnership newsletter mailed to limited partners.

There were no reports filed on Form 8-K during 1996.

Financial Data Schedule for the year ended December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




Gerald L. Whitcomb
_____________________________________          ______________________________
GERALD L. WHITCOMB                             Date
General Partner

                           SUPER 8 MOTELS NORTHWEST I


                          INDEPENDENT AUDITOR'S REPORT

                                       AND

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

CONTENTS
--------------------------------------------------------------------------------


                                                                                                           PAGE
                                                                                                           ----
INDEPENDENT AUDITOR'S REPORT                                                                                 1

FINANCIAL STATEMENTS
    Balance sheet                                                                                           2-3
    Statement of income                                                                                      4
    Statement of changes in partners' equity                                                                 5
    Statement of cash flows                                                                                 6-7
    Notes to financial statements                                                                          8-13

INDEPENDENT AUDITOR'S REPORT



To the General and Limited Partners
Super 8 Motels Northwest I


We have audited the accompanying balance sheets of Super 8 Motels Northwest I as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels Northwest I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




Tacoma, Washington
February 8, 1997

SUPER 8 MOTELS NORTHWEST I
BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                DECEMBER 31,
                                        ---------------------------
                                           1996            1995
                                        ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents             $  544,684      $  222,146
  Accounts receivable, trade                21,518          15,718
  Accounts receivable, affiliates               --           3,442
  Inventory                                 42,093          42,277
  Prepaid expenses                           7,212          13,322
                                        ----------      ----------
        Total current assets               615,507         296,905
                                        ----------      ----------

PROPERTY AND EQUIPMENT, at cost
  Land                                   2,053,409       2,053,409
  Land improvements                         79,671          79,671
  Buildings                              2,836,155       2,818,164
  Equipment, furniture and fixtures      1,021,108       1,017,991
                                        ----------      ----------
                                         5,990,343       5,969,235
  Less accumulated depreciation         (2,022,417)     (1,934,081)
                                        ----------      ----------
        Total property and equipment     3,967,926       4,035,154
                                        ----------      ----------

OTHER ASSETS
  Loan fees                                 15,000          15,000
  Franchise fees                            30,000          30,000
                                        ----------      ----------
                                            45,000          45,000
  Less accumulated amortization            (25,500)        (21,000)
                                        ----------      ----------
                                            19,500          24,000
  Deposits                                  34,343          33,710
                                        ----------      ----------
        Total other assets                  53,843          57,710
                                        ----------      ----------
                                        $4,637,276      $4,389,769
                                        ----------      ----------

2       The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                      SUPER 8 MOTELS NORTHWEST I
                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                        LIABILITIES AND PARTNERS' EQUITY

                                                              DECEMBER 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
CURRENT LIABILITIES
  Accounts payable, trade                             $   37,503      $   49,240
  Accounts payable, affiliates                            29,609          76,564
  Accrued expenses                                        88,307          84,299
  Current portion of long-term debt                       46,000          38,000
                                                      ----------      ----------
          Total current liabilities                      201,419         248,103
                                                      ----------      ----------

LONG-TERM DEBT, net of current portion
  shown above                                          1,331,791       1,380,449
                                                      ----------      ----------

ACCRUED PROPERTY MANAGEMENT FEES                         605,348         605,348
                                                      ----------      ----------

PARTNERS' EQUITY
  General partner's equity                               329,065         192,789
  Limited partners' equity (authorized, issued and
    outstanding 6,000 units)                           2,169,653       1,963,080
                                                      ----------      ----------
                                                       2,498,718       2,155,869
                                                      ----------      ----------
                                                      $4,637,276      $4,389,769
                                                      ----------      ----------



The accompanying notes are an integral part of these financial statements.     3
--------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST I
STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996         1995          1994
                                           ----------   ----------   ----------
SALES
  Rooms                                    $2,859,260   $2,219,855   $2,293,355
  Other                                       116,665       99,187      121,919
                                           ----------   ----------   ----------
                                            2,975,925    2,319,042    2,415,274
                                           ----------   ----------   ----------
DIRECT OPERATING EXPENSES
  Payroll and related expenses                497,037      474,549      475,404
  Supplies and maintenance                    285,864      598,914      151,562
  Utilities                                   154,073      142,569      141,005
  Other                                        35,997       30,761       33,883
                                           ----------   ----------   ----------
                                              972,971    1,246,793      801,854
                                           ----------   ----------   ----------
INDIRECT OPERATING EXPENSES
  Taxes (principally property taxes)
    and fees                                  124,915      126,524      130,685
  Advertising and promotion                    68,958       94,561       92,511
  Bank and credit card charges                 46,173       35,972       36,989
  Insurance                                    29,144       29,250       23,619
  Other                                        51,123       24,443       12,610
                                           ----------   ----------   ----------
                                              320,313      310,750      296,414
                                           ----------   ----------   ----------
ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                 159,779      152,275      129,030
  Property management fees                    148,864      115,938      121,034
  Franchise fees                              114,192       88,894       89,782
  Professional services                        49,386       66,574       31,906
  Other                                        34,218       20,704       25,341
                                           ----------   ----------   ----------
                                              506,439      444,385      397,093
                                           ----------   ----------   ----------
FIXED CHARGES
  Depreciation                                106,116      103,390       93,279
  Interest expense                            128,631       88,797       50,229
  Amortization                                  4,500        2,251        2,251
                                           ----------   ----------   ----------
                                              239,247      194,438      145,759
                                           ----------   ----------   ----------
INCOME FROM OPERATIONS                        936,955      122,676      774,154
OTHER INCOME                                   11,955        9,747        9,222
                                           ----------   ----------   ----------
NET INCOME                                 $  948,910   $  132,423   $  783,376
                                           ==========   ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT    $   134.43   $    18.76   $   110.98
                                           ==========   ==========   ==========

4    The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                                                      SUPER 8 MOTELS NORTHWEST I
                                        STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                     YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                            General      Limited
                                            Partner      Partners       Total
                                            --------    ----------   ----------
BALANCE, December 31, 1993, as restated     $ 67,542    $2,384,650   $2,452,192
  Distributions paid                          (6,061)     (600,000)    (606,061)
  Net income                                 117,506       665,870      783,376
                                            --------    ----------   ----------
BALANCE, December 31, 1994                   178,987     2,450,520    2,629,507
  Distributions paid                          (6,061)     (600,000)    (606,061)
  Net income                                  19,863       112,560      132,423
                                            --------    ----------   ----------
BALANCE, December 31, 1995                   192,789     1,963,080    2,155,869
  Distributions paid                          (6,061)     (600,000)    (606,061)
  Net income                                 142,337       806,573      948,910
                                            --------    ----------   ----------
BALANCE, December 31, 1996                  $329,065    $2,169,653   $2,498,718
                                            ========    ==========   ==========


The accompanying notes are an integral part of these financial statements.     5
--------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST I
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                        ---------------------------------------
                                                            1996          1995          1994
                                                        ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Revenues and other income received in cash            $ 2,985,522   $ 2,345,287   $ 2,412,161
  Operating expenses paid in cash                        (1,847,462)   (1,929,863)   (1,610,514)
  Interest paid                                            (128,471)      (89,744)      (50,900)
                                                        -----------   -----------   -----------
        Net cash provided by operating activities         1,009,589       325,680       750,757
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                       (43,332)     (653,803)       (6,893)
  Proceeds from sale of asset                                 3,000            --            --
                                                        -----------   -----------   -----------
        Net cash used in investing activities               (40,332)     (653,803)       (6,893)
                                                        -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan                                             --       999,999            --
  Payment of appraisal and loan fees                             --       (15,000)       (1,945)
  Principal payments on long-term debt                      (40,658)      (86,990)      (78,297)
  Distributions to:
    Limited partners                                       (600,000)     (600,000)     (600,000)
    General partner                                          (6,061)       (6,061)       (6,061)
                                                        -----------   -----------   -----------
        Net cash (used in) provided by financing
          activities                                       (646,719)      291,948      (686,303)
                                                        -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      322,538       (36,175)       57,551

CASH AND CASH EQUIVALENTS,
  beginning of year                                         222,146       258,321       200,770
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                  $   544,684   $   222,146   $   258,321
                                                        -----------   -----------   -----------


6     The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                      SUPER 8 MOTELS NORTHWEST I
                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                         -------------------------------------
                                            1996          1995         1994
                                         ----------     --------     ---------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES
  Net income                             $  948,910     $132,423     $ 783,376
                                         ----------     --------     ---------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization           110,616      105,641        95,530
    Loss on sale of asset                     1,444           --            --
    Change in asset and liabilities
      Accounts receivable                    (2,358)      16,498       (12,335)
      Inventory                                 184        6,664         7,579
      Prepaid expenses                        6,110       (9,135)         (720)
      Deposits                                 (633)      (1,240)       (4,179)
      Accounts payable                      (58,692)      73,397        (5,627)
      Accrued expenses                        4,008        1,432         1,300
      Accrued management fees                    --           --      (114,177)
                                         ----------     --------     ---------
                                             60,679      193,257       (32,629)
                                         ----------     --------     ---------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $1,009,589     $325,680     $ 750,747
                                         ==========     ========     =========


The accompanying notes are an integral part of these financial statements.     7
--------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


NOTE 1 - PARTNERSHIP OPERATIONS
         Super 8 Motels Northwest I is a Washington limited partnership. The partnership owns and operates two motels: one in Federal Way, Washington, and one in the vicinity of the Seattle-Tacoma International Airport.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         CASH EQUIVALENTS - Cash equivalents are investments with maturity at date of purchase of three months or less.

         INVENTORY - Inventory consists of various operating supplies which have been valued at cost.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives as follows:

                                                                    Years
                                                                    -----
           Land improvements                                         30
           Buildings                                              25 and 30
           Equipment, furniture and fixtures                       5 and 7


         LOAN FEES - Loan fees incurred in connection with financing for remodeling the Sea-Tac motel are amortized over a 5 year period.

         FRANCHISE FEES - Initial franchise fees are stated at cost; amortization of this amount is provided using the straight-line method over 20 years.

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



8
-------------------------------------------------------------------------------

                                                      SUPER 8 MOTELS NORTHWEST I
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3 - DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES

         DISTRIBUTIONS - Under the partnership agreement, on a quarterly basis, the general partner determines the amount, if any, of cash available for distribution and distributes cash as follows:

         - 1% to the general partner and 99% to the limited partners until the limited partners have received a cumulative pretax return on their adjusted capital investment equal to 10% per year through the end of the partnership year for which the distribution is being made, then

         - Payment of unpaid balance of property management fees, if any. (See Note 6)

         - Any remaining cash will be distributed 15% to the general partner and 85% to the limited partners.

         PROFIT AND LOSSES - Profits and losses are allocated 1% to the general partner and 99% to the limited partners until the limited partners have received a cumulative pretax return of 10% per year on their adjusted capital investment; and thereafter, 15% to the general partner and 85% to the limited partners. At the years ended December 31, 1996, 1995 and 1994, the limited partners received a cumulative pretax return of 10% and the partnership's net income for these years has been allocated 15% to the general partner and 85% to the limited partners.


                                                                              9
-------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


NOTE 4 - LONG-TERM DEBT

         Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                                        1996                  1995
                                                                                     ----------            ----------
        Note payable to bank, collateralized by real property; interest at 8.5%
             and 7.5% for 1996 and 1995, respectively. The rate is adjustable each year based on an amount equal to the monthly median cost of funds index for FSLIC insured savings and loan associations plus
             3.575%; or, if less, 1% plus such amount; payable in monthly
             installments of $4,204 including interest; due January 2010.            $  397,511            $ 413,592

        Line of credit, collateralized by deed of trust on real property. The rate is variable at lender's prime rate plus 1%, payable in monthly interest only payments through March 31, 1996, changing to monthly payments of $9,768 plus interest; due February 2001. The bank's
             prime rate of interest at December 31, 1996 is 8.25%.                      980,280               999,999

        Note payable to bank, collateralized by deed of trust on real property;
             interest at 9.3%, payable in monthly installments of $6,273
             including interest; paid in full in January 1996.                               --                 4,858
                                                                                     ----------            ----------
                                                                                      1,377,791             1,418,449
        Less current portion                                                             46,000                38,000
                                                                                     ----------            ----------
                                                                                     $1,331,791            $1,380,449
                                                                                     ==========            ==========

         Based on the December 31, 1996 interest rates, principal payments required on these notes during each of the next five years and thereafter are as follows:

                                     1997                                     $   46,000
                                     1998                                         50,000
                                     1999                                         53,000
                                     2000                                         57,000
                                     2001                                         61,000
                                     Thereafter                                1,110,791
                                                                              ----------
                                                                              $1,377,791


10
-------------------------------------------------------------------------------

                                                      SUPER 8 MOTELS NORTHWEST I
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


NOTE 5 - INCOME TAXES

         The cost of certain assets and the amount of certain expenses reported for federal income tax purposes are different from the amounts reported under generally accepted accounting principles in the accompanying financial statements. The differences arise primarily from:

         - Depreciating land improvements and buildings for financial reporting purposes using the straight-line method over a 30 year life, and for federal income tax purposes using the straight-line method over 15, 18, or 31.5 year life.

         - Depreciating furniture and equipment for financial reporting purposes using accelerated and straight-line methods over a 5 or 7 year life, and for federal income tax purposes using the accelerated cost recovery method or the modified accelerated cost recovery method over a 5 or 7 year life.

         - Amortizing capitalized interest for federal income tax purposes using a 10 year life and for financial reporting purposes amortizing it over the life of the building.

         - Deducting sales tax incurred prior to 1987 on property and equipment acquisitions as an expense for federal income tax purposes and capitalizing it for financial reporting purposes.


         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax reporting purposes:

                                                       1996         1995         1994
                                                    ----------   ----------   ----------
         Net income as shown in the statement of
           income                                   $  948,910   $  132,423   $  783,376
         Additional depreciation and amortization
           for income tax purposes                     (6,153)      (59,171)     (68,917)
         Accrued property management fees                  --            --     (114,177)
         Other                                            349         1,380          992
                                                    ----------   ----------   ----------
         Net income for federal income tax
           reporting purposes                       $  888,106   $   74,632   $  601,274
                                                    ==========   ==========   ==========




                                                                             11
-------------------------------------------------------------------------------

                                                      SUPER 8 MOTELS NORTHWEST I
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


NOTE 6 - RELATED-PARTY TRANSACTIONS

         Transactions between the partnership and the general partner, Gerald L. Whitcomb, and affiliates of the general partner are as follows:

                                                  1996            1995            1994
                                               ----------      ----------      ----------
         Purchases of supplies and equipment   $  279,632      $  106,529      $   44,438
         Administrative service fees           $  159,779      $  152,275      $  129,030
         Property management fees              $  148,864      $  115,938      $  121,034

         The partnership has a management agreement with an affiliate of the general partner to employ the affiliate for a period of 20 years as manager of the motels owned by the partnership. The agreement provides for payment of a property management fee to the affiliate equal to 5% of the partnership's gross revenues from motel operations in addition to reimbursement of certain out-of-pocket cost incurred by the affiliate in connection with management of the property. The 5% base fees are recorded as property management fees. The reimbursements of out-of-pocket costs are recorded as administrative service fees.

         Payment of property management fees is subordinated to receipt by the limited partners of a cumulative, pretax return on their adjusted capital investment of 10% per annum. This 10% was achieved during 1992. Effective July 1, 1992, management began paying monthly the current management fees.

         However, since the partnership agreement states that the management fees are to be paid out of operational cash flow, after paying the 10% return to limited partners, no payment for management fees relating to 1990 and before has been made. These unpaid management fees totaling $605,348 will be paid only when sufficient operational cash flow is experienced. In 1994, all management fees were accrued with restatement of prior years' information. See Note 9 for further discussion.


NOTE 7 - COMMITMENTS

         FRANCHISE AGREEMENTS - The partnership has purchased franchise rights to provide motel services to the general public using a system commonly known as Super 8 Motels. An initial franchise fee of $15,000 was paid for each motel and the partnership is committed to pay additional fees equal to 4% of gross room revenue for the 20 year term of the respective agreements. In addition, 1% of gross room revenue is remitted to Super 8 Motels for advertising and participation in the national reservation system. This amount is



12
-------------------------------------------------------------------------------

                                                      SUPER 8 MOTELS NORTHWEST I
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


included in advertising and promotion.

NOTE 7 - COMMITMENTS (CONTINUED)

         LEASE COMMITMENTS - The partnership has an operating lease for equipment at the Sea-Tac motel. The remaining term of the operating lease is 2.5 years as of December 31, 1996.

         Minimum lease payments based on current rents are as follows:

                                     1997                               $         37,126
                                     1998                                         37,126
                                     1999                                          6,188
                                                                        ------------------
                                                                        $         80,440
                                                                        ==================


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short-term maturity of those instruments.

         LONG-TERM DEBT - The carrying amounts of the partnership's borrowings under its long-term revolving credit agreement and notes payable approximate fair value.


NOTE 9 - PRIOR-PERIOD ADJUSTMENT

         As discussed in Note 6, management did not previously accrue unpaid property management fees because management then believed that such fees were not probable of payment. In 1994 the partnership adopted the accrual method of accounting for unpaid property management fees. Accordingly, the December 31, 1993, financial statements were restated to record unpaid property management fees totaling $719,525.




                                                                             13
-------------------------------------------------------------------------------

                           SUPER 8 MOTELS NORTHWEST I
                              FOURTH QUARTER 1996
                         VOL. 16 NO. 4/JANUARY 31, 1997


                                 NATIONAL NEWS

NEW RESERVATION SYSTEM GOES ONLINE

         On December 1, 1996, Superline began operations of its new reservation system featuring enhancements for both front desk agents at individual motels and the reservation agents at Superline. These features will allow Super 8 to provide better service to guests in several ways. The new reservation system will allow Superline to book rooms up to twelve months in advance, provide a more effective room inventory management system for individual properties, and contribute to the addition of individual property pages for each motel through the Super 8 Motel Home Page on the Internet.

         Super 8 President Bob Weller recently thanked all those involved in completing the upgrade process and stated, "For something that was initiated just 18 months ago, we've come a long way in a relatively short period of time."

BEDMAKING CHAMPIONSHIPS

         Every other year Super 8 Motels, Inc. holds an International Bedmaking Competition in which housekeepers from all over the United States and Canada compete for a new car, cash and other great prizes. In previous years the final competition has taken place during the Super 8 Motels International Convention. However, this year Super 8 has decided not to hold an international convention, but did not want to miss a year of the bedmaking competition, so the finals will instead be held at the Mall of America in Bloomington, Minnesota, on May 17, 1997. This is the first time that the finals will be held in a public venue, and it will provide, even more excitement for the contestants and great media exposure for Super 8, with a large public audience sure to attend. This will put Super 8 in the public spotlight and provide public recognition for the outstanding work and enthusiasm of our housekeepers.

         Regional competitions are already underway all across the United States and Canada. Peninsula Management Northwest held its regional competition in late November. Eighteen housekeepers from properties managed by Peninsula Management Northwest have qualified for the next round of competition to be held at the Super 8 Regional Meetings in Spokane, Washington, in March. We wish them all luck.

                                 REGIONAL NEWS
ANNUAL MEETING

         The Peninsula Management Northwest Annual Managers' Meeting was held the first week of December at the corporate office in Tumwater, Washington.
The General Managers and Assistant Managers from each property attended the three-day meeting, which included general sessions with CEO Gerald Whitcomb and COO Sam Polack, as well as working meetings with the Regional Directors, Marketing Director, and Human Resources Director to complete work on the property budgets and organizational planning for 1997.

         The meeting culminated with the annual dinner and awards presentation, which this year was held at the Olympia Golf and Country Club. The award for Manager of the Year went to Tom Zett, General Manager of the Portland Super 8. Jean Gesh, Night Auditor at the Lacey Super 8 Motel was awarded Employee of the Year. The Taul Watanabe Award for Excellence in Service was awarded by Gerald and Maryanne Whitcomb to Larry Knudsen, Executive Vice President of The Peninsula Group.

         Awards for Highest Occupancy, Highest Average Daily Rate, Highest VIP Sales, Highest GOP $, and Highest GOP % were presented to Bremerton, Anchorage, Port Angeles, Sea Tac and Bremerton, respectively. Best Quality Assurance Score went to Corvallis, Oregon. Lowest Turnover %, and Lowest Expenses (as a percentage of total revenue) were awarded to Portland and Bremerton, respectively. And finally, Wilsonville and Klamath Falls tied as the properties with the lowest guest concerns for 1996.

NORTHWEST CONSTRUCTION

         Construction is underway on an 85-room property in Redmond, Oregon. This property is located on Highway 97, 16 miles north of the existing Bend Super 8 Motel and Grand Opening is planned for June 27, 1997.

         On January 27, 1997, The Peninsula Group held the long-awaited ground-breaking for the Woodburn, Oregon, Super 8 Motel. The construction of this property has been repeatedly delayed due to development fee escalation, as discussed in the third quarter Update. However, months of negotiations have produced the desired results and construction is now underway. The grand opening is slated for late summer 1997.

         As stated in the third quarter Update, a site in Roseburg, Oregon, has also been acquired. Located on a new 1-5 interchange at the north end of Roseburg, development of this site is due to begin in summer 1997 and will include not only a 100-room Super 8 Motel, but also restaurants and a gas station/convenience store.

                               SUPER 8 MOTELS NORTHWEST I
OPERATIONS

         The SeaTac Super 8 Motel ended the year with a very good fourth quarter (see the enclosed charts), completing the year at almost 66% occupancy, an increase of 14 occupancy points over 1995. More importantly, the Average Daily Rate (ADR) went from $56.79 to $62.46, a hike of $5.68 or 10%. These combined factors improved net room sales by 40%, or an increase of about $520,000 when compared to 1995. These numbers are somewhat affected by the fact that during the 1995 remodel there were many times that rooms were out of service for renovation, but even so, it appears that the time and money put into the remodel have begun to pay handsome returns.

         During the fourth quarter the Federal Way Super 8 Motel continued its trend of slight increases in occupancy and ADR over the same period in 1995. For the year, the property rented 1,761 more rooms in 1996, for an increase of 8.02%, ending the year with an occupancy of 69.6%. The ADR increased by $1.39 to $46.13. Overall, net room sales increased by over $110,000 for an 11.6% growth in net room revenue in 1996.

         Enclosed are fourth quarter occupancy charts and average daily room rate comparisons. Also enclosed is the unaudited year-end financial statements which show that Total Sales in the partnership increased by $657,900 or 28% over 1995. In examining the Net Income line, it is inappropriate to conclude that 1996 Net Income increased by $839,424. It must be recognized that extensive renovation expenses were allocated to Supplies and Maintenance during 1995. However, adjusting for the 1995/1996 variance in Supplies and Maintenance, it would seem prudent to conclude that Net Income increased by at least 100%.

         Your fourth quarter distribution check is in the amount of $25.00 per partnership unit. This distribution equates to a 10% annualized distribution for the quarter, and brings the total distributions for 1996 to $100.00 per partnership unit, or 10% per annum on each $1000 invested.

         The Certified Public Accounting firm of Moss Adams is currently performing the 1996 year-end audit of the partnership books. The audited financial statement will be sent to you in April with the first quarter 1997 distribution packets.

TAX INFORMATION

        Your 1996 income tax information will be mailed to you no later than February 28, 1997, directly from the CPA firm. Please call the Corporate Office at 360-943-8000 if you do not receive your tax information by March 5. You only need to leave your name, current address, phone number, and partnership interest with the receptionist and she will forward the information to Investor Relations. Please do not call for the information before the above date. The information is mailed directly from the CPA firm and is not available before that date. If you have recently moved, please provide us with your most current address before February 15 to avoid any delay in the receipt of your tax information. Thank you for your patience in this matter.

ANNUAL PARTNERSHIP MEETINGS

         Your attendance is welcomed at the Annual Partnership Meetings. Meeting schedules are as follows:

                       DATE:                Monday, April 14, 1997
                       LOCATION:            SeaTac Super 8 Motel 3100 South 192nd
                                            SeaTac, Washington
                       TIME:                7:00 p.m.
                             - or -
                       DATE:                Wednesday, April 16, 1997
                       LOCATION:            Portland Super 8 Motel 11011 N.E. Holman
                                            Portland, Oregon
                       TIME:                8:00 p.m.

We appreciate your support of Super 8 Motels Northwest I. If you are planning a spring or summer vacation, call Superline at 1-800-800- 8000 to reserve your room at any Super 8 Motel located in Canada and the U.S.