Form 10-Q
period 1997-03-31
SUPER 8 MOTELS NORTHWEST I
filed 1997-05-15
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1997

Commission File Number:  2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                        91-1101310

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited March 31, 1997 Financial Statements and the partnership's balance sheet for the year ended December 31, 1996. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                    PERIOD ENDED MARCH 31,
                                                                     1997              1996
                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Revenues and other income received in cash                    $ 575,498          $ 543,734
    Operating expenses paid in cash                                (362,431)          (370,396)
    Interest paid                                                   (23,544)           (32,019)
                                                                  ---------          ---------

                Net cash provided by operating activities           189,523            141,319
                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                --              (97,554)
                                                                  ---------          ---------

                Net cash used by investing activities                  --              (97,554)
                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on debt                                      (10,869)           (10,662)
    Distributions to partners                                      (151,513)          (151,515)
                                                                  ---------          ---------

                Net cash used by financing activities              (162,382)          (162,177)
                                                                  ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                     27,141           (118,412)
CASH AND CASH EQUIVALENTS, beginning of period                      544,684            222,146
                                                                  =========          =========

CASH AND CASH EQUIVALENTS, end of period                          $ 571,825          $ 103,734
                                                                  =========          =========

                                                                PERIOD ENDED MARCH 31,
                                                               1997              1996
                                                            ---------          ---------
      RECONCILIATION OF NET INCOME TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES
          Net income                                        $ 128,215          $ 126,790
                                                            ---------          ---------
    Adjustments to reconcile net income to net cash
       provided by operating
       activities:
       Depreciation and amortization                           29,208             29,208
       Change in assets and liabilities
          Accounts receivable                                   8,661             (5,060)
          Inventory                                              --                  (63)
          Prepaid expenses                                      4,783             11,408
          Deposits                                               --              (11,599)
          Accounts payable                                     81,557            (14,762)
          Accrued expenses                                    (62,901)             5,397
                                                            ---------          ---------
                                                               61,308             14,529
                                                            ---------          ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 189,523          $ 141,319
                                                            =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached First Quarter 3/31/97 Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By:                                        Date:   May 7, 1997
   -------------------------------------
     Gerald L. Whitcomb, General Partner

                              SUPER 8 NORTHWEST I
                                  BALANCE SHEET
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                     ASSETS


                                                                   1997               1996
                                                                 -----------       -----------
CURRENT ASSETS
     Cash                                                        $   571,825       $   103,734
     Accounts receivable                                              12,857            24,220
     Inventory                                                        42,093            42,340
     Prepaid expenses                                                  2,428             1,914
                                                                 -----------       -----------
                TOTAL CURRENT ASSETS                                 629,203           172,208

PROPERTY AND EQUIPMENT
     Land                                                          2,053,409         2,053,409
     Land Improvements                                                79,671            79,671
     Buildings                                                     2,836,155         2,915,719
     Equipment, furniture and fixtures                             1,021,107         1,017,992
     Construction in progress                                              0                 0
                                                                 -----------       -----------
                Subtotal                                           5,990,342         6,066,791
     Less accumulated depreciation                                (2,050,500)       (1,962,165)
                                                                 -----------       -----------
                TOTAL PROPERTY AND EQUIPMENT, NET                  3,939,842         4,104,626

OTHER ASSETS
     Franchise fees                                                   30,000            30,000
     Appraisal fees and loan fees                                     15,000            15,000
                                                                 -----------       -----------
                Subtotal                                              45,000            45,000
          Less accumulated amortization                              (26,625)          (22,125)
                                                                 -----------       -----------
                Subtotal                                              18,375            22,875
          Deposits                                                    34,345            45,309
                                                                 ------------      -----------
                TOTAL OTHER ASSETS                                    52,720            68,184

                TOTAL ASSETS                                     $ 4,621,765       $ 4,345,018
                                                                 ===========       ===========

                   LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                                    1997              1996
                                                                 -----------       -----------
CURRENT LIABILITIES
     Accounts payable - trade                                    $   117,964       $    83,595
     Accounts payable - affiliates                                    30,706            27,447
     Accrued expenses                                                 25,405            89,697
     Current portion of long-term debt                                46,269           41,893
                                                                 -----------       -----------
                TOTAL CURRENT LIABILITIES                            220,344           242,632

NONCURRENT LIABILITIES
     Long-term debt, net of current portion shown above            1,320,653         1,365,894
     Property management fees                                        605,348           605,348
                                                                 -----------       -----------
                TOTAL NONCURRENT LIABILITIES                       1,926,001         1,971,242

PARTNERS' CAPITAL EQUITY
     General partner                                                 346,784           210,292
     Limited partners                                              2,128,636         1,920,852
                                                                 -----------       -----------
                TOTAL PARTNERS' CAPITAL EQUITY                     2,475,420         2,131,144
                                                                 -----------       -----------
                                                                 $ 4,621,765       $ 4,345,018
                                                                 ===========       ===========

                               SUPER 8 NORTHWEST I
                               STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDING MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                          1997              1996
                                                        --------         --------
 SALES
     Rooms                                              $535,832         $521,875
     Other                                                25,692           25,220
                                                        --------         --------
              TOTAL SALES                                561,524          547,095
DIRECT OPERATING EXPENSES
     Payroll and related expenses                        124,337          107,281
     Supplies and maintenance                             28,714           34,817
     Utilities                                            40,730           39,058
     Other                                                 6,080            7,180
                                                        --------         --------
              TOTAL DIRECT OPERATING EXPENSES            199,861          188,336
INDIRECT OPERATING EXPENSES
     Advertising and promotion                            15,294           13,761
     Bank and credit card charges                          7,765            7,859
     Insurance                                             7,633            7,133
     Property and business taxes                          30,324           31,182
     Other                                                 2,929            2,412
                                                        --------         --------
              TOTAL INDIRECT OPERATING EXPENSES           63,945           62,347
ADMINISTRATIVE AND GENERAL EXPENSES
     Administrative service fees                          42,513           40,051
     Franchise fees                                       21,433           20,828
     Property management fees                             28,076           27,354
     Professional services                                 8,403            7,215
     Other                                                 4,095            4,605
                                                        --------         --------
               TOTAL ADMINISTRATIVE AND GENERAL
                   EXPENSES                              104,520          100,053
FIXED CHARGES
     Amortization                                          1,125            1,125
     Depreciation                                         28,084           28,083
     Interest                                             31,044           32,019
     Lease expense                                        10,043           10,043
                                                        --------         --------
                                                          70,296           71,270
                                                        --------         --------

INCOME FROM OPERATIONS                                   122,902          125,091

OTHER INCOME
     Interest income                                       3,963              349
     Gain on sale of asset                                     0                0
     Rental income                                         1,350            1,350
                                                        --------         --------
               TOTAL OTHER INCOME                          5,313            1,699
                                                        --------         --------

NET INCOME (LOSS)                                       $128,215         $126,790
                                                        ========         ========

This statement subject to change after audit to be performed by Moss Adams, CPA's.

VOL. 17 NO. 1 /APRIL 30, 1997                                FIRST QUARTER 1997


                                     UPDATE
                           SUPER 8 MOTELS NORTHWEST I

                                  NATIONAL NEWS

DOMINANCE IN ECONOMY LODGING CONTINUES IN '97

The first quarter of 1997 was one of continuing strength throughout the nation. As the fastest-growing motel chain in North America, Super 8 now has over 1,500 motels operating in 48 states and 6 Canadian provinces. The additional 260 properties currently under construction will provide for even greater dominance by Fall.

D.K. Shiffiet, the leading consumer research firm in the hospitality industry, recently confirmed that Super 8 leads all other brands in the economy segment both in system growth rate and in the number of reservations secured through the toll-free reservation system. Rooms reserved through Superline stand at a record-breaking 43%.

Completing the picture is a look at the VIP Club, clearly an industry stand-out in customer-retention programs. The Club now boasts over 4.4 million members, accounting for 51% of Super 8 reservations in 1996.

SUPER 8 UPHOLDS QUALITY

Following its commitment made one year ago, Super 8 has continued to be vigilant in quality assurance by terminating 14 motels in 1996, while still maintaining dynamic growth. "Super 8 will not tolerate motels that jeopardize the quality image of the system. With quarterly inspections at motels, Super 8 continues to have the most consistent quality image among large chains in America," said Super 8 President Bob Weller.

On a positive note, there were several cases where reinstatement of terminated properties was granted based upon extensive renovations and upgrades reviewed and approved by Super 8. The owners of these reinstated motels recognized Super 8's competitive advantage and decided to comply with Super 8's quality standards in order to remain in the system. Super 8 will continue to be vigilant with its quality assurance policies.

NATIONAL ADVERTISING AND PROMOTIONS FOR 1997

Super 8 Motels will continue its NASCAR sponsorship with Bill Elliott Motorsports in 1997. Advertising space has been acquired on the TV panel located on the rear of Elliott's Winston Cup car #94. Other sponsors on the car include Ford Thunderbird and McDonald's restaurants.

In order to increase television exposure, Super 8 will air its commercials on the highly-viewed NBA playoff games this Spring. A total of 18 games is slotted to reach the 70% male market.

A thirteen-week schedule from April to June has been set on "Imus in the Morning," a national radio program that airs during morning drive-time in 72 markets. Don Imus, the hottest radio personality in America today, covers politics, current events, and celebrity interviews. Imus will do a live read of five 30-second spots per week.

NEW SUPER 8 OPENINGS OF INTEREST

**San Diego at Sea World **Tucson, Arizona/Downtown and West **Baton Rouge, Louisiana **Daytona Beach, Florida **Pittsburgh, Pennsylvania **Memphis, Tennessee **Austin, Texas

                                  REGIONAL NEWS

On April 7, key members of Peninsula Management Northwest traveled to REDMOND, OREGON, for a Redmond Chamber of Commerce "Business After Hours" function, held at the construction site of the newest Northwest Super 8 Motel. In addition to an excellent turnout of Chamber members, Peninsula was joined by the Redmond Mayor, Rotary President, and representatives of numerous area developers. Tours of the facility were offered, and PMNW sales/marketing staff enlightened attendees as to the amenities of the new Super 8.

This 85-room property features an elevator, central corridor, indoor pool and spa, guest laundry facilities, electronic door locks, and a meeting room that seats approximately 30 people. Adjacent to the property is a family-style restaurant, which will complement the Super 8 operation well. Look for this motel to open on June 27 for a brisk Summer season.

Construction continues on a new 81-room Super 8 Motel, which will be located just off the I-5 corridor in WOODBURN, OREGON. The property will feature all the amenities mentioned above, including a complementary continental breakfast, indoor pool and spa, and a handicapped-accessible suite. A Fall opening date will be announced in the next edition of the Update.


                           SUPER 8 MOTELS NORTHWEST I

First quarter 1997 operational results for Super 8 Motels Northwest I show Total Sales increased by $14,428 over the first quarter of 1996. This is an increase of 2.6%.

Federal Way occupancy decreased by about 3%, while its average daily rate increased by $1.46 per rented room. The net result was a slight decline in revenues. On the other hand, SeaTac occupancy remained essentially even with 1996, while average daily rate increased by $3.60, which resulted in an increase in room sales of over $20,000. The result for the partnership is that Net Income increased slightly in 1997 to $128,215 compared to $126,760 in 1996.

First quarter distribution is in the amount of $25.00 per partnership unit. This represents a 10% annualized return on your original partnership investment.

Enclosed you will find occupancy and room rate charts, first quarter unaudited financial statements, and a copy of the December 31,1996 year-end audited financial statements as prepared by the CPA firm of Moss Adams.

The partnership informational Meeting was held at SeaTac on April 14th and at Portland on April 16th. Partner attendance was very good and we appreciate the interest. One of the comments at the meeting was that once again there had been offers made by various liquidity funds to purchase units at far below the original unit cost of $1,000. If you find a need to dispose of your units, you are urged to call your NASD registered securities representative or the partnership office so that you may be assisted in receiving a fair value for your units.

The official Business Meeting for Super 8 Motels Northwest I will be held on Thursday, June 12, 1997, at 10:30 a.m. at the Corporate Office of The Peninsula Group located at 7515 Terminal Street S.W., Tumwater, Washington.

Thank you for your continuing support of Super 8 Motels Northwest I, and remember: If your summer plans include travel, CALL SUPERLINE AT 1-800-800-8000 TO RESERVE YOUR ROOM AT ANY SUPER 8 LOCATED IN THE UNITED STATES AND CANADA.



The Official Publication of
THE PENINSULA GROUP, INC.
7515 Terminal St. SW, Tumwater, WA 98501 / (360) 943-8000

Owners and operators of America's finest economy lodging serving 23 convenient Northwest locations: ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan OREGON:
Ashland - Bend - Corvallis - Grants Pass - Klamath Falls - Portland International Airport - *Redmond - *Roseburg - Salem - Wilsonville - *Woodburn
WASHINGTON: Bremerton - Ellensburg - Federal Way Ferndale - Kelso - Kennewick - Moses Lake - Olympia/Lacey - Port Angeles - Sea-Tac International Airport - Walla Walla - Yakima

*Coming soon

                                                      SUPER 8 MOTELS NORTHWEST I
                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                          DECEMBER 31,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
CURRENT ASSETS
     Cash and cash equivalents                   $   544,684       $   222,146
     Accounts receivable, trade                       21,518            15,718
     Accounts receivable, affiliates                      --             3,442
     Inventory                                        42,093            42,277
     Prepaid expenses                                  7,212            13,322
                                                 -----------       -----------

               Total current assets                  615,507           296,905
                                                 -----------       -----------

PROPERTY AND EQUIPMENT, at cost
     Land                                          2,053,409         2,053,409
     Land improvements                                79,671            79,671
     Buildings                                     2,836,155         2,818,164
     Equipment, furniture and fixtures             1,021,108         1,017,991
                                                 -----------       -----------

                                                   5,990,343         5,969,235
     Less accumulated depreciation                (2,022,417)       (1,934,081)
                                                 -----------       -----------

               Total property and equipment        3,967,926         4,035,154
                                                 -----------       -----------

OTHER ASSETS
     Loan fees                                        15,000            15,000
     Franchise fees                                   30,000            30,000
                                                 -----------       -----------

                                                      45,000            45,000
     Less accumulated amortization                   (25,500)          (21,000)
                                                 -----------       -----------

                                                      19,500            24,000
     Deposits                                         34,343            33,710
                                                 -----------       -----------

               Total other assets                     53,843            57,710
                                                 -----------       -----------

                                                 $ 4,637,276       $ 4,389,769
                                                 ===========       ===========

                                                      SUPER 8 MOTELS NORTHWEST I
                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                        LIABILITIES AND PARTNERS' EQUITY

                                                                  DECEMBER 31,
                                                           --------------------------
                                                              1996            1995
                                                           ----------      ----------
CURRENT LIABILITIES
     Accounts payable, trade                               $   37,503      $   49,240
     Accounts payable, affiliates                              29,609          76,564
     Accrued expenses                                          88,307          84,299
     Current portion of long-term debt                         46,000          38,000
                                                           ----------      ----------

               Total current liabilities                      201,419         248,103
                                                           ----------      ----------




LONG-TERM DEBT, net of current portion
      shown above                                           1,331,791       1,380,449
                                                           ----------      ----------




ACCRUED PROPERTY MANAGEMENT FEES                              605,348         605,348
                                                           ----------      ----------






PARTNERS' EQUITY
     General partner's equity                                 329,065         192,789
     Limited partners' equity (authorized, issued and
         outstanding 6,000 units)                           2,169,653       1,963,080
                                                           ----------      ----------

                                                            2,498,718       2,155,869
                                                           ----------      ----------


                                                           $4,637,276      $4,389,769
                                                           ==========      ==========