Form 10-Q
period 1997-06-30
SUPER 8 MOTELS NORTHWEST I
filed 1997-08-13
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended: June 30, 1997

Commission File Number: 2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                            91-1101310

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited June 30, 1997 Financial Statements and the partnership's balance sheet for the year ended December 31, 1996. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                                       PERIOD ENDED JUNE 30,
                                                                                    1997                1996
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Revenues and other income received in cash                                   $ 1,359,193         $ 1,307,540
    Operating expenses paid in cash                                               (1,002,870)           (741,727)
    Interest paid                                                                    (60,584)            (64,702)
                                                                                 -----------         -----------

              Net cash provided by operating activities                              295,739             501,111
                                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                 --               (89,669)
    Sale of land                                                                      26,606                --
                                                                                 -----------         -----------

                Net cash provided by (used in) investing activities                   26,606             (89,669)
                                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long term debt                                             (25,016)            (20,599)
    Distributions to partners                                                       (303,028)           (303,030)
                                                                                 -----------         -----------

                Net cash used in financing activities                               (328,044)           (323,629)
                                                                                 -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (5,699)             87,813
CASH AND CASH EQUIVALENTS, beginning of period                                       544,684             222,146
                                                                                 ===========         ===========

CASH AND CASH EQUIVALENTS, end of period                                         $   538,985         $   309,959
                                                                                 ===========         ===========

                                                                                       PERIOD ENDED JUNE 30,
                                                                                    1997                1996
                                                                                 -----------         -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES
    Net income                                                                   $   452,655         $   395,012
                                                                                 -----------         -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  43,626              59,917
       Change in assets and liabilities
          Accounts receivable                                                          2,888               3,646
          Inventory                                                                     --                   (63)
          Prepaid expenses                                                              (637)            (13,891)
          Deposits                                                                    (3,898)              1,282
          Accounts payable                                                            56,683              64,367
          Accrued expenses                                                            (5,578)             (9,159)
          Accrued management fees                                                   (250,000)               --
                                                                                 -----------         -----------
                                                                                    (156,916)            106,099
                                                                                 ===========         ===========

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $   295,739         $   501,111
                                                                                 ===========         ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter (6/30/97) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By:                                                      Date:   August 8, 1997
   -----------------------------------------
     Gerald L. Whitcomb, General Partner

                           SUPER 8 MOTELS NORTHWEST I

                                 BALANCE SHEET

                             JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                     ASSETS

                                                   1997            1996
                                                ----------      ----------
CURRENT ASSETS
  Cash                                          $  538,985      $  309,959
  Accounts receivable                               18,630          15,513
  Inventory                                         42,093          42,340
  Prepaid expenses                                   7,849          27,213
                                                ----------      ----------

        Total current assets                       607,557         395,025

PROPERTY AND EQUIPMENT
  Land                                           2,026,804       2,053,409
  Land improvements                                 79,671          79,671
  Buildings                                      2,836,155       2,882,913
  Equipment, furniture, and fixtures             1,021,107       1,020,685
  Construction in progress                               0               0
                                                ----------      ----------
        Subtotal                                 5,963,737       6,036,678
  Less accumulated depreciation                 (2,063,793)     (1,968,023)
                                                ----------      ----------
        Total property and equipment, net        3,899,944       4,068,655

OTHER ASSETS
  Franchise fees                                    30,000          30,000
  Appraisal fees and loan fees                      15,000          15,000
                                                ----------      ----------
        Subtotal                                    45,000          45,000
  Less accumulated amortization                    (27,750)        (24,750)
                                                ----------      ----------
        Subtotal                                    17,250          20,250
  Deposits                                          38,241          32,428
                                                ----------      ----------
        Total other assets                          55,491          52,678
                                                ----------      ----------
        Total assets                            $4,562,992      $4,516,358
                                                ==========      ==========

                LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                   1997            1996
                                                ----------      ----------
CURRENT LIABILITIES
  Accounts payable - trade                      $   86,134      $   96,497
  Accounts payable - Affiliates                     37,661          93,673
  Accrued expenses                                  82,729          75,140
  Current portion of long-term debt                 45,584          38,434
                                                ----------      ----------
        Total current liabilities                  252,108         303,744

NONCURRENT LIABILITIES
  Long-term debt, net of current
    portion shown above                          1,307,191       1,359,416
  Property management fees                         355,348         605,348
                                                ----------      ----------
        Total noncurrent liabilities             1,662,539       1,964,764

PARTNER'S CAPITAL EQUITY
  General partner                                  393,934         193,709
  Limited partners                               2,254,411       2,054,141
                                                ----------      ----------
        Total partner's capital equity           2,648,345       2,247,850
                                                ----------      ----------
        Total liabilities and partner's
          capital equity                        $4,562,992      $4,516,358
                                                ==========      ==========

                           SUPER 8 MOTELS NORTHWEST I

                              STATEMENT OF INCOME

                FOR THE SIX MONTHS ENDING JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                   1997            1996
                                                ----------      ----------
SALES
  Rooms                                         $1,284,477      $1,247,036
  Other                                             62,621          53,259
                                                ----------      ----------

        Total sales                              1,347,098       1,300,295

DIRECT OPERATING EXPENSES
  Payroll and related expenses                     247,999         230,418
  Supplies and maintenance                          59,358          80,851
  Utilities                                         74,665          72,746
  Other                                             12,694          15,966
                                                ----------      ----------

        Total direct operating expenses            394,716         399,981

INDIRECT OPERATING EXPENSES
  Advertising and promotion                         34,199          31,671
  Bank and credit card charges                      19,894          20,645
  Insurance                                         16,864          14,730
  Property and business taxes                       66,583          62,727
  Other                                              4,458           6,505
                                                ----------      ----------

        Total indirect operating expenses          141,998         136,278

ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                       89,762          85,987
  Franchise fees                                    51,379          49,689
  Property management fees                          67,355          64,906
  Professional services                             16,806          14,220
  Other                                             15,074          13,118
                                                ----------      ----------
        Total administrative and general
          expenses                                 240,376         227,920

FIXED CHARGES
  Amortization                                       2,250           3,750
  Depreciation                                      41,376          56,167
  Interest                                          62,708          64,702
  Lease expense                                     20,226          20,085
                                                ----------      ----------

        Total fixed charges                        126,560         144,704
                                                ----------      ----------

INCOME FROM OPERATIONS                             443,448         391,412
                                                ----------      ----------

OTHER INCOME
  Interest income                                    6,507             900
  Gain on sale of asset                                  0
  Rental income                                      2,700           2,700
                                                ----------      ----------

        Total other income                           9,207           3,600
                                                ----------      ----------

NET INCOME (LOSS)                               $  452,655      $  395,012
                                                ==========      ==========

                        SUPER 8 MOTELS NORTHWEST I UPDATE

VOL. 17 NO. 2/JUNE 30, 1997                                  SECOND QUARTER 1997


                                  NATIONAL NEWS

                       SUPER 8 ROOMS NEARING 100,000 MARK

Super 8 Motels President, Robert Weller, reminds us in the May issue of the Super 8 newsletter StrEIGHTTalk that the chain continues to expand its services nationwide in 1997. Currently, a new Super 8 Motel opens every 2.5 days, a new franchise is sold every working day, and a guest joins the VIP Club every minute!

Another benchmark will be reached this summer when the 101 motels now under construction open their doors, bringing the number of guest rooms to over 100,000. This exposure of product, in combination with the VIP Club membership rapidly approaching the five million mark, will assure Super8's position as the finest franchise lodging chain in the industry.

Investors should note, further, that Super 8 continues to keep pace with design and service developments within the industry--maintaining an edge in the marketplace. Consider the following nationwide statistics:

    -   95% of all Super 8 Motels now offer non-smoking rooms
    -   90% of all Super 8 Motels offer fax machine services
    -   66% of nationwide Super 8s offer a continental breakfast --and--
    -   Over one-third offer meeting rooms, swimming pools, and suites.

Of course, all motels comply with current standards to accommodate the physically disabled guest, and the hearing and/or visually impaired guest. All motels are in the process of converting to the newer security-conscious electronic lock systems, and many newly constructed and renovated properties are offering computer data ports in the guest rooms.

              PENINSULA MANAGEMENT PROPERTIES SWEEP TOP VIP HONORS

During the 1996 National VIP Challenge, over 606,000 guests joined and began receiving the benefits of VIP membership. The 1996 National Awards were presented at the 1997 Regional Meetings by Super 8's Vice President of Marketing, Tom McNulty. Peninsula Management Northwest properties competed in four of the six size categories, and proudly took top honors in three of those four categories:

    - SeaTac Airport Super 8 Motel--First Prize 89-290 Room Category-over 6,000 VIPs
    - Portland Airport Super 8 Motel--First Prize 66-88 Room Category-over 6,200 VIPs
    - Klamath Falls Super 8 Motel--First Prize 57-61 Room Category-over 2,800 VI Ps

The staffs at the SeaTac and Portland Airport properties continue this leadership role in 1997.

Also at the national level, Peninsula Management Northwest was honored with the newly created "Curb Appeal Award" on behalf of the Grants Pass, Oregon, Super 8, for its outstanding exterior appearance.

                                  REGIONAL NEWS

            RESER-V-8 NOW INSTALLED in WASHINGTON, OREGON, AND ALASKA

One of the immediate results of PMNW's President H. Samuel Polack's newly formed five-member President's Advisory Council, was the development of the innovative "Reser-v-8 Now" system. This intracompany reservation concept was referred by Polack's P.A.C. to the Marketing and Training Departments for co-design and implementation. After being carefully tested at the Managers Training School location in Lacey, Washington, the program was adjusted, then installed at all Northwest locations by the 4th of July holiday weekend.

"Reser-v-8 Now" enables a guest to make a confirmed reservation at their next Super 8 destination, at the moment of check-in, or, from the comfort of their room. An incentive program rewarding the motel staff for assisting guests with the reservations is paired to the promotion.

At this writing, with only preliminary reports available, it does appear that both guests and staff alike are warming to the new service--one that likely will continue, in some format, into the winter months.

                PARTNER PROGRAM "FIRST CONCERN" LAUNCHED in JUNE

Handsome lapel jewelry--reminding guests in the Northwest that, "You, our Super 8 customer, are our FIRST CONCERN" will be appearing on the uniforms of many stellar staff members in August and September. Jewelry will be awarded those motels attaining training, sales, and VIP benchmarks for each month of the year.

                     REDMOND, OREGON GRAND OPENING A SUCCESS

After a three-day "Pineapple Kind of People" sales blitz in the Redmond/Bend/Sisters area, and four days of rugged construction and housekeeping inspections, the 25th PMNW Super 8 Motel opened in Redmond, Oregon on June 27th as scheduled. Grand Opening festivities were attended by over 300 local area residents and business persons, which began with a Chamber of Commerce ribbon-cutting at 4:00 p.m. Tours of the facility were also offered, as were refreshments, free VIP memberships, and a grand prize drawing.

The location is proving to be a solid one for PMNW. Over the opening weekend, the motel completely sold out, and bookings are strong through August and into the Fall. Further, with the Reser-v-8 Now program in place, the Redmond staff is forwarding numerous referrals to its neighboring Super 8s in Bend, Klamath Falls, Portland, and even SeaTac Airport.

                  WOODBURN GRAND OPENING SLATED FOR NOVEMBER 21

Woodburn construction is proceeding smoothly this summer. With assistance from crews now concluded with the Redmond project, the job superintendent is confident in the commitment to open prior to Thanksgiving.

Currently, aggressive pre-marketing and pre-sales work is being done in the Woodburn area to assure a firm hold in this market for the winter of 1997-98. Again, reservation and referrals are being crafted between PMNW's 26th new motel and its I-5 corridor Super 8 partners in Wilsonville to the North, and Salem, Grants Pass, and Ashland to the South.

                           SUPER 8 MOTELS NORTHWEST I

Operational results for the first six months of 1997 for Super 8 Motels Northwest I show total sales increased by about $47,000 over the first half of 1996. This is an increase of 3.6% over 1996. Net income increased to $443,448 compared to $391,412 in 1996, for a 13% increase.

The increases were a net result of Federal Way occupancy decreasing by approximately six occupancy points, while its average daily rate increased by about $1.13 per rented room. These two factors combined to produce a year to-date decline in revenue at Federal Way. In mid July a change was made in the on-site management at Federal Way in an effort to reverse the occupancy trend. In addition, during the Fall there will be extensive renovations done to update and upgrade the property. The results of such a renovation are evident at SeaTac, where occupancy grew by about two percentage points and average daily rate increased by over $3.25 compared to the same period in 1996. This situation created an increase in total sales of about 10% at the SeaTac Super 8. Operating expenses were generally well controlled in both properties, allowing net income to rise as noted.

Second quarter distribution is in the amount of $25.00 per partnership unit. This represents a 10% annualized return on your original partnership investment. In addition, you will find occupancy and average daily room rate charts, and year to date through June 30 unaudited financial statements.

Once again, it should be noted that there continue to be offers made by various liquidity funds to purchase units at far below the original unit cost of $1,000. The partnership has assets which were appraised in August, 1996. These appraisals indicated values of $7,400,000 for the SeaTac property, and $3,500,000 for the Federal Way property. While there can be no assurance as to the actual value which may be realized upon sale of the assets and/or liquidation of the partnership, each investor should be aware of the value of the assets in order to make an informed decision as to the disposition of their respective units. If you find a need to dispose of your units, you are urged to call your NASD registered securities representative or the partnership office so that you may be assisted in disposing of your units.

Thank you for your continued support of Super 8 Motels Northwest I and remember, if travel plans are in your future, CALL SUPER 8 at 1-800-800-8000 for reservations.


              The official Publication of THE PENINSULA GROUP, INC.
            7515 Terminal St. SW, Tumwater, WA 98501 / (360) 943-8000

       Owners and operators of America's finest economy lodging serving 25 convenient Northwest locations:

               ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan
   OREGON: Ashland - Bend - Corvallis - Grants Pass - Klamath Falls- Portland International Airport - Redmond - *Roseburg - Salem - Wilsonville - *Woodburn
      WASHINGTON: Bremerton - Ellensburg - Federal Way -Ferndale - Kelso - Kennewick - Moses Lake - Olympia/Lacey - Port Angeles - Sea-Tac International
                         Airport - Walla Walla - Yakima
                                  *Coming soon

SUPER 8 NORTHWEST I
BALANCE SHEET


                                     ASSETS

                                                       DECEMBER 31,
                                              -------------------------------
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
                                              ===========         ===========

SUPER 8 NORTHWEST I
BALANCE SHEET


                        LIABILITIES AND PARTNERS' EQUITY

                                                                      DECEMBER 31,
                                                             ----------------------------
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