Form 10-Q
period 1997-09-30
SUPER 8 MOTELS NORTHWEST I
filed 1997-11-13
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended:  September 30, 1997

Commission File Number:  2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                       91-1101310

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited September 30, 1997 Financial Statements and the partnership's balance sheet for the year ended December 31, 1996. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                           PERIOD ENDED SEPTEMBER 30,
                                                              1997            1996
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Revenues and other income received in cash             $ 2,386,891     $ 2,363,800
   Operating expenses paid in cash                         (1,851,054)     (1,378,829)
   Interest paid                                              (94,402)        (96,711)
                                                          -----------     -----------

          Net cash provided by operating activities           441,435         888,260
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                           (270)        (85,153)
   Sale of Land                                                26,606              --
                                                          -----------     -----------

          Net cash provided (used) by investing
           activities                                          26,336         (85,153)
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long term debt                       (35,236)        (30,504)
   Distributions to partners                                 (454,545)       (454,543)
                                                          -----------     -----------

             Net cash used by financing activities           (489,781)       (485,047)
                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (22,011)        318,060
CASH AND CASH EQUIVALENTS, beginning of period                544,684         222,146
                                                          -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                  $   522,673     $   540,206
                                                          ===========     ===========

                                                     PERIOD ENDED SEPTEMBER 30,
                                                         1997         1996
                                                      ---------     ---------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
   Net income                                         $ 929,104     $ 800,617
                                                      ---------     ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                      65,439        90,625
      Gain on the sale of assets                             --        (1,445)
      Change in assets and liabilities
         Accounts receivable                            (15,939)      (12,640)
         Inventory                                           --           (63)
         Prepaid expenses                                (2,826)       (7,421)
         Deposits                                       (10,778)       11,059
         Accounts payable                                60,981         3,446
         Accrued expenses                                20,802         4,082
         Accrued management fees                       (605,348)           --
                                                      ---------     ---------
                                                       (487,669)       87,643
                                                      ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 441,435     $ 888,260
                                                      =========     =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter (9/30/97) Update from the Issuer delivered to its limited partners.


                                     PART 2
                                Other Information

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K.
         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By:                                                    Date:   November 11, 1997
   --------------------------------------
     Gerald L. Whitcomb, General Partner

                            SUPER 8 MOTELS NORTHWEST I
                                  BALANCE SHEET
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                     ASSETS

                                                     1997            1996
                                                 -----------     -----------
 CURRENT ASSETS
    Cash                                         $   522,673     $   540,206
    Accounts receivable                               37,457          31,800
    Inventory                                         42,093          42,340
    Prepaid expenses                                  10,038          20,743
                                                 -----------     -----------
            TOTAL CURRENT ASSETS                     612,261         635,089

PROPERTY AND EQUIPMENT
    Land                                           2,027,074       2,053,409
    Land improvements                                 79,671          79,671
    Buildings                                      2,836,155       2,883,865
    Equipment, furniture and fixtures              1,021,107       1,021,107
                                                 -----------     -----------
            Subtotal                               5,964,007       6,038,052
    Less accumulated depreciation                 (2,084,480)     (2,000,552)
                                                 -----------     -----------
            TOTAL PROPERTY AND EQUIPMENT, NET      3,879,527       4,037,500

OTHER ASSETS
    Franchise fees                                    30,000          30,000
    Appraisal fees and loan fees                      15,000          15,000
                                                 -----------     -----------
            Subtotal                                  45,000          45,000
    Less accumulated amortization                    (28,875)        (27,375)
                                                 -----------     -----------
            Subtotal                                  16,125          17,625
    Deposits                                          45,121          22,651
                                                 -----------     -----------
            TOTAL OTHER ASSETS                        61,246          40,276

            TOTAL ASSETS                         $ 4,553,034     $ 4,712,865
                                                 ===========     ===========

                    LIABILITIES AND PARTNERS' CAPITAL EQUITY

                                                    1997            1996
                                                 ----------      ----------
 CURRENT LIABILITIES
    Accounts payable - trade                     $   80,304      $   91,399
    Accounts payable - affiliates                    47,789          37,850
    Accrued expenses                                109,109          88,382
    Current portion of long-term debt                46,489          43,028
                                                 ----------      ----------
            TOTAL CURRENT LIABILITIES               283,691         260,659

NONCURRENT LIABILITIES
    Long-term debt, net of current
      portion shown above                         1,296,066       1,344,917
    Property management fees                              0         605,348
                                                 ----------      ----------
            TOTAL NONCURRENT LIABILITIES          1,296,066       1,950,265

PARTNERS' CAPITAL EQUITY
    General partner                                 463,886         308,336
    Limited partners                              2,509,391       2,193,605
                                                 ----------      ----------
            TOTAL PARTNERS' CAPITAL EQUITY        2,973,277       2,501,941
                                                 ----------      ----------
            TOTAL LIABILITIES AND
               PARTNERS' CAPITAL EQUITY          $4,553,034      $4,712,865
                                                 ==========      ==========

                              SUPER 8 MOTELS NORTHWEST I
                                 STATEMENT OF INCOME
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996
                                     (Unaudited)

                                                     1997          1996
                                                  ----------    ----------
 SALES
    Rooms                                         $2,288,637    $2,281,493
    Other                                             93,754        86,697
                                                  ----------    ----------
             TOTAL SALES                           2,382,391     2,368,190
DIRECT OPERATING EXPENSES
    Payroll and related expenses                     418,814       378,064
    Supplies and maintenance                          95,179       229,103
    Utilities                                        119,365       117,701
    Other                                             21,195        25,836
                                                  ----------    ----------
             TOTAL DIRECT OPERATING EXPENSES         654,553       750,704
INDIRECT OPERATING EXPENSES
    Advertising and promotion                         55,908        52,800
    Bank and credit card charges                      36,324        36,457
    Insurance                                         23,421        21,371
    Property and business taxes                      101,444        96,152
    Other                                             12,079         8,928
                                                  ----------    ----------
             TOTAL INDIRECT OPERATING EXPENSES       229,176       215,708
ADMINISTRATIVE AND GENERAL EXPENSES
    Administrative service fees                      129,958       129,897
    Franchise fees                                    91,545        91,170
    Property management fees                         119,120       118,125
    Professional services                             25,227        32,345
    Other                                             34,001        21,855
                                                  ----------    ----------
             TOTAL ADMINISTRATIVE AND GENERAL
                  EXPENSES                           399,851       393,392
FIXED CHARGES
    Amortization                                       3,375         6,375
    Depreciation                                      62,064        84,250
    Interest                                          94,402        96,711
    Lease expense                                     30,305        30,128
                                                  ----------    ----------
             TOTAL FIXED CHARGES                     190,146       217,464
                                                  ----------    ----------

INCOME FROM OPERATIONS                               908,665       790,922

OTHER INCOME
    Interest income                                   11,189         4,200
    Gain on sale of asset                                  0         1,445
    Rental income                                      9,250         4,050
                                                  ----------    ----------
             TOTAL OTHER INCOME                       20,439         9,695
                                                  ----------    ----------
NET INCOME                                        $  929,104    $  800,617
                                                  ==========    ==========

SUPER 8 MOTELS              SUPER 8 MOTEL UPDATE
  NORTHWEST I          VOL. 17 NO. 3/OCTOBER 31, 1997        THIRD QUARTER 1997
-------------------------------------------------------------------------------

NATIONAL NEWS

RECENT SUPER 8 STRIDES DOCUMENTED

        Early 1997 reports from market researchers D. K. Shifflet & Associates reveal that Super 8 again leads the way in several categories.

        First, Super 8 was one of the major economy chains that increased its market share in 1996, rising to 8%. Further, Super 8's focused advertising efforts resulted in higher brand awareness among frequent business travelers, up nine points. Super 8 also moved up to be the leading brand for consumers' opinions of a "friendly, helpful staff." Most noteworthy, however, is that compared to all major economy brands, Super 8 has the highest percentage (43%) of reservations booked through its toll-free 800 number.


INTERNET SITE IS A HIT

        Super 8 received a significant increase in the number of hits to its web site, www.super8.com. In July, 1997, almost 100,000 people visited the site, which resulted in a 91% increase compared to June of 1997.

        On August 1, individual Super 8 Motel pages went live on the Internet with 1,142 of the 1,600 motels represented. Online reservations for Super 8 properties were optional, and 337 motels went live with the opportunity of booking rooms as of August 13, 1997.


HFS, INC.  ANNOUNCES PROJECT POWER UP

        Super 8 is soon to enter the fast lane--on the information superhighway. HFS, Inc. recently announced "project Power UP," a $75 million project of the HFS Hospitality Division, which is the single largest investment in the history of HFS, other than acquisitions.

        New computer systems will be provided to each motel at no cost to the franchisees. This will not only help speed the reservation process from Superline, but will also provide each franchisee with an unprecedented number of services that cannot be offered by any other lodging franchisor.

        Super 8 is constantly pursuing ways to add value to franchisees and guests, while still maintaining its basic "clean and friendly" philosophy. Some highlights of the new computer system include smoother front desk operations, enhanced communications, property-to-property reservations, and targeted marketing to customers worldwide.

        CANADIAN MARKET HEATS UP

        With the importance of the Canadian market to Peninsula's northwest locations, Super 8's stepped-up expansion in Canada is welcome news. Currently there are 50 Super 8 properties operating in Canada, with dozens more on the drawing board in the next two years.

REGIONAL NEWS

NEW RESER-V-8 PROGRAM PRODUCING QUICK RESULTS

        The second quarter edition of Update announced Peninsula Management Northwest's newest promotional program aptly called, "Reser-v-8." Installed in early July, the program enables all Peninsula guests to make confirmed reservations at their next Super 8 northwest destination-either at the moment of check-in, or later in the comfort of their room.

        Three hundred reservations were booked in the first three weeks, and as the program built-up and caught on, over 800 rooms were sold via this new technique by the end of September. The Reser-v-8 system will be continued through the winter months, and is viewed as a key ingredient in sales success for the 1998 tourism season.


PENINSULA'S 26TH SUPER 8 TO OPEN IN WOODBURN, OREGON SPECIAL INTRODUCTORY RATE OF $39.88

        November 21, 1997, will mark the Grand Opening Ceremonies for the Woodburn, Oregon, Super 8 Motel. Three weeks prior to the opening, a special opening team from Peninsula Management Northwest will be on site to complete room inspections, train front desk and housekeeping staff, and conduct detailed sales work in the community and surrounding market area.

        Conveniently located just off the 1-5 corridor at 821 Evergreen Road, the motel will feature 81 spacious guest rooms and suites, indoor heated pool and spa, conference/ meeting room, and guest laundry. There is ample truck or large vehicle parking available, and there are several restaurants and shopping opportunities within easy walking distance. The motel will also join several other Peninsula Super8s in offering a fresh, attractive free continental breakfast in the lobby each morning.

        Peninsula Management Northwest has packaged a Special Opening Holiday Rate of $39.88, single or double occupancy, when utilized in conjunction with VIP Club membership.


SUPER 8 MOTELS NORTHWEST I

        Operational results for the first nine months of 1997 for Super 8 Motels Northwest I show Total Sales remain ahead of the same period in 1996 by about $14,000. Net Income is also up about $130,000 over the same period in 1996.

        Despite having year-to-date sales ahead of 1996, the third quarter was not a strong quarter for either property owned by Super 8 Motels Northwest I limited partnership. As reflected in the occupancy and average daily rate comparisons, both SeaTac and Federal Way suffered declines in occupancy percentages compared to third quarter 1996. The good news is that the change in on-site management which took place in Federal Way in July seems to be having a positive effect with the month-to-month variances shrinking every month. On the plus side, both properties had strong average daily room rates, with SeaTac averaging $3.76 per rented room more in the third quarter 1997 compared to the same period in 1996. Overall, the average daily rate increases helped, but did not eliminate, the revenue lost due to decreased occupancy.

        Planning continues for extensive renovations to update and upgrade both the interior and exterior of the Federal Way Super 8 Motel. Approximately 45 rooms, or half of the total, will be completely renovated with new paint, carpets, drapes and furnishings. The hallways will be redone and an extensive redecoration of the front office and lobby will be completed. In the spring, the exterior will be redone similar to that of SeaTac. This renovation is needed at the Federal Way Super 8 to remain competitive in the market area. In addition, about 20 rooms will be refurbished in SeaTac over the winter.

        Third quarter distribution is in the amount of $25.00 per partnership unit. This represents a 10% annualized return on your original partnership investment. Pre-audit of the partnership books commences in November in order to meet our target of February 28, 1998, for the mailing of your partnership tax information.

        Once again, it should be noted that there continue to be offers made by various liquidity funds to purchase units at far below the original unit cost of $1,000. The partnership has assets which were appraised in August, 1996. These appraisals indicated values of $7,400,000 for the SeaTac motel and $3,500,000 for the Federal Way property. While there can be no assurance as to the actual value which may be realized upon sale of the assets and/or liquidation of the partnership, each investor should be aware of the value of the assets in order to make an informed decision as to the disposition of their respective units. If you find a need to dispose of your units, you are urged to call your NASD registered securities representative or the partnership office so that you may be assisted in disposing of your units.

        Thank you for your interest and support of Super 8 Motels Northwest 1. THINK SUPER 8 when you travel-and call 1 800-800-8000 for reservations.




              THE OFFICIAL PUBLICATION OF THE PENINSULA GROUP, INC.
            7515 TERMINAL ST. SW, TUMWATER, WA 98501 / (360) 943-8000

            Owners and operators of America's finest economy lodging
                   serving 25 convenient Northwest locations:
  ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan OREGON: Ashland - Bend -
   Corvallis - Grants Pass - Klamath Falls - Portland International Airport -
             Redmond - *Roseburg - Salem - Wilsonville - *Woodburn
         WASHINGTON: Bremerton - Ellensburg - Federal Way - Ferndale -
        Kelso - Kennewick - Moses Lake - Olympia/Lacey - Port Angeles -
              Sea-Tac International Airport - Walla Walla - Yakima
                                  *Coming soon