Form 10-K405
period 1997-12-31
SUPER 8 MOTELS NORTHWEST I
filed 1998-03-30
CIK 316297

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1997

                         Commission File Number 2-67456

                           SUPER 8 MOTELS NORTHWEST I
             (Exact name of registrant as specified in its charter)



WASHINGTON                                                   91-1101310
---------------------------------------           ---------------------
(State or other jurisdiction of                            IRS Employer
incorporation or organization)                    Identification Number


7515 Terminal St. S.W., Tumwater, WA                              98501
---------------------------------------            --------------------
(Address of principal executive office)                      (Zip Code)



       Registrant's telephone number, including area code: (360) 943-8000
          Securities registered pursuant to section 12 (g) of the Act:

                                 TITLE OF CLASS
                            -------------------------
                            Limited Partnership Units


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


DOCUMENTS INCORPORATED BY REFERENCE

Partnership's Audited Financial Statements.
Partnership's January, 1998 newsletter to limited partners.


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

Each property has interior hallways, a lobby with a manager's office, an employee lounge, and in-house laundry. No restaurants are located on either property.

The 119-room Super 8 Motel at Sea-Tac is located near the Seattle/Tacoma International Airport and provides additional special services to the traveling public: long-term parking privileges, airport courtesy telephone, and free transportation to and from the airport.

The 90-room Super 8 Motel at Federal Way provides a special parking area for commercial trucks, guest laundry facilities and a travelers lounge. Adjacent to the property are two family style restaurants owned and operated by non affiliated companies. Both motels historically experience seasonal fluctuations in occupancy, the low point occurring in the winter months and peaking in late summer.

The motels provide full or part-time employment for approximately 45 people (Sea-Tac 28, Federal Way 17).

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

Distributions of cash to the Limited Partners made during 1997, 1996 an 1995 were $600,000 for each year.


                                     ITEM 6.
                            Selected Financial Data*

                                  1997         1996          1995         1994         1993
                                  ----         ----          ----         ----         ----
Total Sales                     $2,980,665   $2,975,925    $2,319,042   $2,415,274   $2,329,668

Net Income (Loss)*              $1,089,393     $948,910      $132,423     $783,376     $666,072

Net Income (Loss)* per Unit        $154.33      $134.43        $18.76      $110.98       $94.36

Total Assets**                  $4,449,796   $4,637,276    $4,389,769   $3,875,570   $3,895,056

Long-Term Debt*                 $1,284,675   $1,937,139    $1,985,797   $1,023,788   $1,224,831

Cash Distribution Per Unit         $100.00      $100.00       $100.00      $100.00      $100.00

*In filings prior to the year ended December 31, 1994, with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership did not accrue unpaid property management fees due to the uncertainty of payment. During the year ended December 31, 1994, the Partnership changed its method of accounting for such fees and the above information was restated for 1993 to account for such fees so that Net Income, Long Term Debt and Net Income Per Unit was revised to accrue the expense when incurred and reflect the associated liability on the balance sheet.

**Net of amortization and depreciation

Detailed financial data is provided in the form of audited Financial Statements as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997, 1996 and 1995. These statements show the results of operations, changes in partners' equity, cash flows and additional financial disclosures.

                                     ITEM 7.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At December 31, 1997, the Partnership's current assets exceeded its current liabilities by $320,855 which was $93,233 less than the difference between current assets and current liabilities on December 31, 1996. This decrease is largely attributable to lower fourth quarter occupancy figures in the Federal Way motel. Additionally, accrued property management fees attributable to previous years were paid off during 1997. As in the recent past, because the months of January, February, and March are the slowest season of occupancy, the Partnership must carefully manage its cash during those months.

The interest rate on the Partnership's primary mortgage was 8.5% in 1997 and 1996. This adjustable rate loan provides for an interest rate adjustment each year based an amount equal to the monthly median cost of funds index for FSLIC insured savings and loan associations plus 3.575%; or, if less, 1% plus such amount

The interest rate on the long term loan funding the Sea-Tac renovation is variable, based on the lender's prime rate plus 1% per annum and is payable in monthly payments of $9,768 plus interest. The bank's prime rate of interest at December 31, 1997, is 8.50% per annum.

Balance Sheet data                  1997             1996            1995
                                    ----             ----            ----
Current Assets                    $528,881        $615,507         $296,905

Current Liabilities               $208,026        $201,419         $248,103

Current Ratio                       2.54:1          3.06:1           1.20:1


At December 31, 1997, both the Sea-Tac and Federal Way properties completed their fifteenth full years of operation.

Comparative operational statistics follow:

                                    1997             1996            1995
                                    ----             ----            ----
Sea-Tac
   Occupancy                           65%             66%              52%
   Rented rooms                     28,264          28,696           22,411
   Gross room rate*                 $65.28          $62.46           $56.77

Federal Way
   Occupancy                           64%             70%              64%
   Rented rooms                     21,030          22,944           21,183
   Gross room rate*                 $45.62          $46.13           $44.73

Total
   Occupancy                           65%             68%              57%
   Rented rooms                     49,294          51,640           43,594
   Gross room rate*                 $57.96          $55.37           $50.92

*"Gross Room Rate" is defined as total room revenue divided by total rooms sold.

Total 1997 Room sales revenue decreased $2,096 to $2,857,164 down from $2,859,260 in 1996. A decrease in average occupancy level for the year was largely offset by the increase in room rates resulting in relatively static revenue figures. Total rented rooms decreased to 49,294 a decrease of 2,346 rented rooms from the previous year figure of 51,640. Gross room rates rose from $55.37 per room in 1996 to $57.96 in 1997, a 4.6% increase.

Net income in 1997 increased $140,483 to $1,089,393 up from $948,910 in 1996.
The increase was primarily due to the decrease in supplies and maintenance expenses because no major renovations were undertaken during 1997. Supplies and maintenance will increase dramatically with the completion of a major renovation in Federal Way scheduled to begin in February, 1998.

Direct operating expenses in 1997 decreased $103,507 to $869,464 down from $972,971 in 1996. Higher payroll and related expenses were offset by the decrease in supplies and maintenance expenses. Indirect operating expenses remained relatively flat, increasing $9,445 to $289,502 in 1997.

An increase in labor rates in Washington coupled with increased staffing levels resulted in higher administrative service fees and caused total Administrative and General expenses to increase $12,808 in 1997 to $519,333.

The $28,364 decrease in fixed charges resulted from decreases in depreciation and interest expense.

As discussed in Item 1, the partnership operates the motels as a franchise of Super 8 Motels, Inc. Nationwide the Super 8 motel chain continues to grow, increasing the name familiarity of the chain.

        As of December 31,        Number of Super 8 Motels         Increase
        ------------------        ------------------------         --------
               1997                       1,614                       122
               1996                       1,492                       92
               1995                       1,400                       180
               1994                       1,220                       159
               1993                       1,060                       119
               1992                         941                        78

The Super 8 "Superline" national reservation system and "VIP Club" (approximately 5,000,000 members) continue to be improved.

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

In 1994, the Partnership changed its accounting policy for property management fees to reflect, on the Partnership's income statement, the expense when the obligation to pay the fee was incurred and to accrue the corresponding liability on the face of the Partnership's balance sheet. Thus, the financial information contained in this report conforms with that reporting position. Previously incurred but unpaid management fees totaling approximately $605,000 were paid in 1997. Attention is directed to Note 6 in the Partnership's Financial Statements, for a discussion of property management fees. Additionally, see the discussion in Part II, Item 6, "Selected Financial Data" of this report.

Year 2000 Compliance Issue

Currently, motel reservations, and credit card approvals are handled by equipment and software provided respectively by Super 8 Motels, Inc. and the individual banking institutions with which the properties do business. Currently, internal accounting (with the exception of call accounting) is completed manually. Pursuant to the POWER-UP program being designed, instituted and paid for by Super 8 Motels, Inc., all motels will be provided a PC-based Property Management System which integrates all reservations, credit card approvals, call accounting, security and motel accounting into a single system.

This fully integrated system is to be in place at every motel within the Super 8 System by the third quarter of 1999. The equipment and software is new and has been designed and developed by the Franchisor, and the franchisee will be required to utilize it. The Partnership has been assured by Super 8 Motels, Inc. that the total system will be year 2000 compliant. The total cost of this conversion which may be borne by the motels owned by the partnership should not exceed $5,000 per motel.

Internally, the general partner of Super 8 Motels Northwest I and the affiliated management company have undertaken the task of totally replacing the current corporate accounting system to ensure that it will fully integrate with the new Property Management System being installed by Super 8 Motels, Inc. It is anticipated that this conversion will be completed by the year end 1998. Part of the hardware and software will be provided by the POWER-UP initiative at no cost to the company. For those systems purchased by the general partner or affiliates, all software, hardware and systems vendors will be required to certify that their products are year 2000 compliant. The cost attributed to each motel in the partnership for this conversion should not exceed $5,000 per motel.

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


None.

                                    PART III


                                    ITEM 10.
               Directors and Executive Officers of the Registrant


The sole General Partner of the Partnership is Gerald L. Whitcomb.

Gerald L. Whitcomb, age 54, was educated at the University of Nebraska with majors in economics and business finance and obtained a JD. in Law. He practiced law from 1969 to 1979. Since 1979, he has been involved in the management of the Peninsula Group, Inc., (formerly known as Super 8 Motels Northwest, Inc.) and its affiliates.

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


                                    ITEM 11.
                             Executive Compensation


The General Partner received no salary or bonus compensation from the Partnership during the fiscal year ended December 31, 1997. See Item 13.



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

As of December 31, 1997, the General Partner, together with family members, owns forty of the Limited Partnership Units in addition to his General Partner Interest. See Note 3 of Notes to the "Financial Statements" for a discussion of distributions and allocations of profits and losses.


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


Exhibits incorporated by reference

        1.2 Subscription Agreement (which is filed as Exhibit B to the Prospectus).


        3.1 Certificate and Agreement of Limited Partnership of the Registrant (which is filed as Exhibit "A" to the Prospectus).

        6.1    Opinion of Counsel to the Partnership.

Exhibits filed herewith.
Financial Statements of the Registrant for the years ended December 31, 1997, 1996 and 1995.
Financial Statements and supplemental schedules include:
        Report of Independent Public Accountants
        Balance Sheet
        Statement of Income
        Statement of Changes in Partners' Equity
        Statement of Cash Flows
        Notes to Financial Statements


January, 1998 Partnership newsletter mailed to limited partners.

There were no reports filed on Form 8-K during 1997.

Financial Data Schedule for the year ended December 31, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




Gerald L. Whitcomb
------------------------------------                   ------------------------
GERALD L. WHITCOMB                                     Date
General Partner

                           SUPER 8 MOTELS NORTHWEST I



                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS


                        DECEMBER 31, 1997, 1996 AND 1995

CONTENTS

                                                                  PAGE

INDEPENDENT AUDITOR'S REPORT                                        1

FINANCIAL STATEMENTS
    Balance sheet                                                 2 - 3
    Statement of income                                             4
    Statement of changes in partners' equity                        5
    Statement of cash flows                                       6 - 7
    Notes to financial statements                                8 - 14

INDEPENDENT AUDITOR'S REPORT



To the General and Limited Partners
Super 8 Motels Northwest I


We have audited the accompanying balance sheets of Super 8 Motels Northwest I as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels Northwest I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




Tacoma, Washington
January 29, 1998

SUPER 8 MOTELS NORTHWEST I
BALANCE SHEET
--------------------------------------------------------------------------------

                                             ASSETS

                                                                     DECEMBER 31,
                                                       ----------------------------------------
                                                             1997                  1996
                                                       -----------------    -------------------
 CURRENT ASSETS
      Cash                                                    $  463,238            $  544,684
      Accounts receivable, trade                                  10,623                21,518
      Accounts receivable, affiliates                              5,932                    --
      Inventory                                                   43,931                42,093
      Prepaid expenses                                             5,157                 7,212
                                                       -----------------    -------------------

                Total current assets                             528,881               615,507
                                                       -----------------    -------------------

 PROPERTY AND EQUIPMENT, at cost
      Land                                                     2,036,056             2,053,409
      Land improvements                                           79,671                79,671
      Buildings                                                2,836,155             2,836,155
      Equipment, furniture and fixtures                        1,021,108             1,021,108
                                                       -----------------    -------------------

                                                               5,972,990             5,990,343
      Less accumulated depreciation                           (2,105,168)           (2,022,417)
                                                       -----------------    -------------------

                Total property and equipment                   3,867,822             3,967,926
                                                       -----------------    -------------------

 OTHER ASSETS
      Loan fees                                                   15,000                15,000
      Franchise fees                                              30,000                30,000
                                                       -----------------    -------------------

                                                                  45,000                45,000
      Less accumulated amortization                              (30,000)              (25,500)
                                                       -----------------    -------------------

                                                                  15,000                19,500
      Deposits                                                    38,093                34,343
                                                       -----------------    -------------------

                Total other assets                                53,093                53,843
                                                       -----------------    -------------------

                                                              $4,449,796            $4,637,276
                                                       =================    ===================

2     The accompanying notes are an integral part of these financial statements.

                                                      SUPER 8 MOTELS NORTHWEST I
                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                    LIABILITIES AND PARTNERS' EQUITY

                                                                               DECEMBER 31,
                                                                 ----------------------------------------
                                                                       1997                  1996
                                                                 -----------------    -------------------
 CURRENT LIABILITIES
      Accounts payable, trade                                           $   34,373            $   37,503
      Accounts payable, affiliates                                          36,432                29,609
      Accounts payable, partners                                            88,221                88,307
      Current portion of long-term debt                                     49,000                46,000
                                                                 -----------------    -------------------

         Total current liabilities                                         208,026               201,419
                                                                 -----------------    -------------------




 LONG-TERM DEBT, net of current portion
      shown above                                                        1,284,675             1,331,791
                                                                 -----------------    -------------------




 ACCRUED PROPERTY MANAGEMENT FEES                                               --               605,348
                                                                 -----------------    -------------------


 COMMITMENTS (Notes 7 and 9)



 PARTNERS' EQUITY
      General partner's equity                                             461,460               329,065
      Limited partners' equity (authorized, issued and
          outstanding 6,000 units)                                       2,495,635             2,169,653
                                                                 -----------------    -------------------

                                                                         2,957,095             2,498,718
                                                                 -----------------    -------------------

                                                                        $4,449,796            $4,637,276
                                                                 =================    ===================

The accompanying notes are an integral part of these financial statements.     3

SUPER 8 MOTELS NORTHWEST I
STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                                                   YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                   1997                  1996                   1995
                                                            ------------------   --------------------   --------------------
 SALES
      Rooms                                                         $2,857,164           $ 2,859,260            $ 2,219,855
      Other                                                            123,501               116,665                 99,187
                                                            ------------------   --------------------   --------------------
                                                                     2,980,665             2,975,925              2,319,042
                                                            ------------------   --------------------   --------------------
 DIRECT OPERATING EXPENSES
      Payroll and related expenses                                     548,646               497,037                474,549
      Supplies and maintenance                                         124,634               285,864                598,914
      Utilities                                                        159,214               154,073                142,569
      Other                                                             36,970                35,997                 30,761
                                                            ------------------   --------------------   --------------------
                                                                       869,464               972,971              1,246,793
                                                            ------------------   --------------------   --------------------
 INDIRECT OPERATING EXPENSES
      Taxes (principally property taxes) and fees                      133,364               124,915                126,524
      Advertising and promotion                                         71,101                68,958                 94,555
      Bank and credit card charges                                      46,005                46,174                 35,972
      Insurance                                                         29,501                29,144                 29,250
      Other                                                              9,531                10,866                 10,718
                                                            ------------------   --------------------   --------------------
                                                                       289,502               280,057                297,019
                                                            ------------------   --------------------   --------------------
 ADMINISTRATIVE AND GENERAL EXPENSES
      Administrative service fees                                      171,741               159,779                152,275
      Property management fees                                         149,011               148,864                115,938
      Franchise fees                                                   113,167               114,192                 88,894
      Professional services                                             42,471                49,386                 66,574
      Other                                                             42,943                34,304                 20,710
                                                            ------------------   --------------------   --------------------
                                                                       519,333               506,525                444,391
                                                            ------------------   --------------------   --------------------
 FIXED CHARGES
      Depreciation                                                      82,752               106,116                103,390
      Interest expense                                                 123,416               128,631                 88,797
      Amortization                                                       4,500                 4,500                  2,251
      Current Lease                                                     40,385                40,170                 13,725
                                                            ------------------   --------------------   --------------------
                                                                       251,053               279,417                208,163
                                                            ------------------   --------------------   --------------------

 INCOME FROM OPERATIONS                                              1,051,313               936,955                122,676

 OTHER INCOME                                                           38,080                11,955                  9,747
                                                            ------------------   --------------------   --------------------

 NET INCOME                                                         $1,089,393           $   948,910            $   132,423
                                                            ==================   ====================   ====================

 NET INCOME PER LIMITED
      PARTNERSHIP UNIT                                              $   154.33           $    134.43            $     18.76
                                                            ==================   ====================   ====================

4     The accompanying notes are an integral part of these financial statements.

                                                      SUPER 8 MOTELS NORTHWEST I
                                        STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                     YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                 General              Limited
                                                 Partner             Partners                Total
                                             ----------------   -------------------   -------------------
 BALANCE, December 31, 1994                         $178,987            $2,450,520            $2,629,507
      Distributions paid                              (6,061)             (600,000)             (606,061)
      Net income                                      19,863               112,560               132,423
                                             ----------------   -------------------   -------------------

 BALANCE, December 31, 1995                          192,789             1,963,080             2,155,869
      Distributions paid                              (6,061)             (600,000)             (606,061)
      Net income                                     142,337               806,573               948,910
                                             ----------------   -------------------   -------------------

 BALANCE, December 31, 1996                          329,065             2,169,653             2,498,718
      Distributions paid                             (31,016)             (600,000)             (631,016)
      Net income                                     163,411               925,982             1,089,393
                                             ----------------   -------------------   -------------------

 BALANCE, December 31, 1997                         $461,460            $2,495,635            $2,957,095
                                             ================   ===================   ===================

The accompanying notes are an integral part of these financial statements.     5

SUPER 8 MOTELS NORTHWEST I
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                 ---------------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                 -------------------   -------------------   -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Revenues and other income received in cash                         $3,011,125            $2,985,522            $2,345,287
      Operating expenses paid in cash                                    (2,323,835)           (1,847,462)           (1,929,863)
      Interest paid                                                        (123,539)             (128,471)              (89,744)
                                                                 -------------------   -------------------   -------------------
                Net cash provided by operating activities                   563,751             1,009,589               325,680
                                                                 -------------------   -------------------   -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                        --               (43,332)             (653,803)
      Proceeds from sale of asset                                            29,935                 3,000                    --
                                                                 -------------------   -------------------   -------------------
                Net cash provided by (used in) investing
                activities                                                   29,935               (40,332)             (653,803)
                                                                 -------------------   -------------------   -------------------

 CASH FLOWS FROM FINANCING
      ACTIVITIES
      Proceeds from loan                                                         --                    --               999,999
      Payment of appraisal and loan fees                                         --                    --               (15,000)
      Principal payments on long-term debt                                  (44,116)              (40,658)              (86,990)
      Distributions to:
          Limited partners                                                 (600,000)             (600,000)             (600,000)
          General partner                                                   (31,016)               (6,061)               (6,061)
                                                                 -------------------   -------------------   -------------------
                Net cash (used in) provided by financing
                  activities                                               (675,132)             (646,719)              291,948
                                                                 -------------------   -------------------   -------------------

 NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                                  (81,446)              322,538               (36,175)

 CASH AND CASH EQUIVALENTS,
      beginning of year                                                     544,684               222,146               258,321
                                                                 -------------------   -------------------   -------------------

 CASH AND CASH EQUIVALENTS, end of year                                  $  463,238            $  544,684            $  222,146
                                                                 ===================   ===================   ===================

6     The accompanying notes are an integral part of these financial statements.

                                                      SUPER 8 MOTELS NORTHWEST I
                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                            ------------------------------------------------------------
                                                                   1997                  1996                1995
                                                            ------------------    ------------------   -----------------
 RECONCILIATION OF NET INCOME TO
      NET CASH PROVIDED BY OPERATING
      ACTIVITIES
      Net income                                                   $1,089,393            $  948,910            $132,423
                                                            ------------------    ------------------   -----------------
      Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                87,252               110,616             105,641
          (Gain) loss on sale of asset                                (12,583)                1,444                  --
          Change in assets and liabilities
            Accounts receivable                                         4,963                (2,358)             16,498
            Inventory                                                  (1,838)                  184               6,664
            Prepaid expenses                                            2,055                 6,110              (9,135)
            Deposits                                                   (3,750)                 (633)             (1,240)
            Accounts payable                                            3,693               (58,692)             73,397
            Accrued expenses                                              (86)                4,008               1,432
            Accrued management fees                                  (605,348)                   --                  --
                                                            ------------------    ------------------   -----------------
                                                                     (525,642)               60,679             193,257
                                                            ------------------    ------------------   -----------------
 NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                                   $  563,751            $1,009,589            $325,680
                                                            ==================    ==================   =================

The accompanying notes are an integral part of these financial statements.     7

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


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

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives as follows:

                                                                       Years
                                                                       -----
                        Land improvements                                28
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

                                                      SUPER 8 MOTELS NORTHWEST I
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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


NOTE 3 - DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES

         DISTRIBUTIONS - Under the partnership agreement, on a quarterly basis, the general partner determines the amount, if any, of cash available for distribution and distributes cash as follows:

         - 1% to the general partner and 99% to the limited partners until the limited partners have received a cumulative pretax return on their adjusted capital investment equal to 10% per year through the end of the partnership year for which the distribution is being made, then:

         - Payment of unpaid balance of property management fees, if any. (See Note 6)

         - Any remaining cash will be distributed 15% to the general partner and 85% to the limited partners.

         PROFIT AND LOSSES - Profits and losses are allocated 1% to the general partner and 99% to the limited partners until the limited partners have received a cumulative pretax return of 10% per year on their adjusted capital investment; and thereafter, 15% to the general partner and 85% to the limited partners. At the years ended December 31, 1997, 1996 and 1995, the limited partners received a cumulative pretax return of 10% and the partnership's net income for these years has been allocated 15% to the general partner and 85% to the limited partners.

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



NOTE 4 - LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                                         1997            1996
                                                                                      ----------      ----------
         Note payable to bank, collateralized by real property; interest at 8.5%
             for 1997 and 1996. The rate is adjustable each year based on an amount equal to the monthly median cost of funds index for FSLIC insured savings and loan associations plus 3.575%; or, if less, 1%
             plus such amount; payable in monthly installments of $4,204
             including interest; due January 2010.                                    $  380,193      $  397,511

         Line of credit, collateralized by deed of trust on real property. The rate is variable at lender's prime rate plus 1%, monthly
             installments of $9,768 plus interest; due February 2001. The bank's prime rate of interest at December 31, 1997 is 8.5%.
                                                                                         953,482         980,280
                                                                                      ----------      ----------

                                                                                       1,333,675       1,377,791
         Less current portion                                                             49,000          46,000
                                                                                      ----------      ----------

                                                                                      $1,284,675      $1,331,791
                                                                                      ==========      ==========

         Based on the December 31, 1997 interest rates, principal payments required on these notes during each of the next five years and thereafter are as follows:

               1998                                        $   49,000
               1999                                            52,000
               2000                                            57,000
               2001                                            62,000
               2002                                            68,000
               Thereafter                                   1,045,675
                                                   ------------------
                                                           $1,333,675
                                                   ==================

                                                      SUPER 8 MOTELS NORTHWEST I
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax reporting purposes:

                                                        1997                    1996                    1995
                                                    -----------             -----------             -----------
Net income as shown in the statement of
     income                                         $ 1,089,393             $   948,910             $   132,423
Additional depreciation and amortization
     for income tax purposes                             (6,116)                (61,153)                (59,171)
Accrued property management fees                       (605,348)                     --                      --
Other                                                     3,769                     349                   1,380
                                                    -----------             -----------             -----------

Net income for federal income tax
     reporting purposes                             $   481,698             $   888,106             $    74,632
                                                    ===========             ===========             ===========

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



NOTE 6 - RELATED-PARTY TRANSACTIONS

         Transactions between the partnership and the general partner, Gerald L. Whitcomb, and affiliates of the general partner are as follows:

                                                                   1997                1996                 1995
                                                             -----------------   -----------------    ----------------
 Purchases of supplies and equipment                           $  68,447           $ 279,632            $106,529
 Administrative service fees                                   $ 171,741           $ 159,779            $152,275
 Property management fees                                      $ 149,011           $ 148,864            $115,938

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

         Payment of property management fees is subordinated to receipt by the limited partners of a cumulative, pretax return on their adjusted capital investment of 10% per annum. This 10% was achieved during 1992. Effective July 1, 1992, management began paying monthly the current management fees. Unpaid management fees relating to 1990 and before totaling $605,348 were paid in 1997.


NOTE 7 - COMMITMENTS

         FRANCHISE AGREEMENTS - The partnership has purchased franchise rights to provide motel services to the general public using a system commonly known as Super 8 Motels. An initial franchise fee of $15,000 was paid for each motel and the partnership is committed to pay additional fees equal to 4% of gross room revenue for the 20 year term of the respective agreements. In addition, 1% of gross room revenue is remitted to Super 8 Motels for advertising and participation in the national reservation system. This amount is included in advertising and promotion.

         LEASE COMMITMENTS - The partnership has an operating lease for equipment at the Sea-Tac motel. The remaining term of the operating lease is 1.5 years as of December 31, 1997.

                                                      SUPER 8 MOTELS NORTHWEST I
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



NOTE 7 - COMMITMENTS (CONTINUED)

         Future minimum lease payments based on current rents are as follows:

               1998                                       $  37,126
               1999                                           6,188
                                                   -----------------
                                                          $  43,314
                                                   -----------------

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short-term maturity of those instruments.

         LONG-TERM DEBT - The carrying amounts of the partnership's borrowings under its long-term revolving credit agreement and notes payable approximate fair value.


NOTE 9 - YEAR 2000 COMPLIANCE

         Currently, motel reservations and credit card approvals are handled by equipment and software provided respectively by Super 8 Motels, Inc. and the individual banking institutions with which the properties do business. Currently, internal accounting (with the exception of call accounting) is completed manually. Pursuant to the POWER-UP program being designed, instituted, and paid for by Super 8 Motels, Inc. all motels will be provided a PC-based Property Management System which integrates all reservations, credit card approvals, call accounting, security, and motel accounting into a single system.

         This fully integrated system is to be in place at every motel within the Super 8 System by the third quarter of 1999. The new equipment and software have been designed and developed by the franchisor, and the franchisee will be required to utilize it. The partnership has been assured by Super 8 Motels, Inc. that the total system will be year 2000 compliant. The total cost of this conversion, which may be borne by the motels owned by the partnership, should not exceed $5,000 per motel.

         Internally, the general partner and the affiliated management company have undertaken the task of totally replacing the current corporate accounting system to ensure that it will fully integrate with the new Property Management Systems being installed by Super 8 Motels, Inc. It is anticipated that this conversion will be completed by year end 1998. Part of the hardware and software will be provided by the POWER-UP initiative at no cost to the Company. For those systems purchased by the general partner or affiliates, all software, hardware, and systems vendors will be required to certify that their products are year 2000 compliant. The cost attributed to each motel in the partnership for this

SUPER 8 MOTELS NORTHWEST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



conversion should not exceed $5,000 per motel.


14