Form 10-Q
period 1998-03-31
SUPER 8 MOTELS NORTHWEST I
filed 1998-05-15
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 1998

Commission File Number: 2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                    91-1101310

                                     PART 1
                              Financial Information

Item 1. Financial Statements

See attached unaudited March 31, 1998 Financial Statements and the partnership's balance sheet for the year ended December 31, 1997. The Statement of Cash Flows is omitted from the attachment and is presented as follows:


                                                                          PERIOD ENDED MARCH 31,
                                                                         1998                1997
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Revenues and other income received in cash                       $    621,501        $    575,498
    Operating expenses paid in cash                                      (336,694)           (362,431)
    Interest paid                                                         (40,105)            (23,544)
                                                                     ------------        ------------

                  Net cash provided by operating activities               244,702             189,523
                                                                     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on debt                                           (141,837)            (10,869)
    Distributions to partners                                            (211,765)           (151,513)
                                                                     ------------        ------------

                  Net cash used by financing activities                  (353,602)           (162,382)
                                                                     ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                              (108,900)             27,141
CASH AND CASH EQUIVALENTS, beginning of period                            463,238             544,684
                                                                     ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                             $    354,338        $    571,825
                                                                     ============        ============

                                                                                        PERIOD ENDED MARCH 31,
                                                                                       1998                1997
                                                                                   ------------        ------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                                                                     $    101,010        $    128,215
                                                                                   ------------        ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    21,813              29,208
        Change in assets and liabilities
           Accounts receivable                                                           (6,686)              8,661
           Prepaid expenses                                                                 (66)              4,783
           Deposits                                                                      34,993                  --
           Accounts payable                                                             160,263              81,557
           Accrued expenses                                                             (66,625)            (62,901)
                                                                                   ------------        ------------
                                                                                        143,692              61,308
                                                                                   ------------        ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $    244,702        $    189,523
                                                                                   ============        ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached First Quarter 3/31/98 Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By: /s/ Gerald L. Whitcomb                       Date: May 12, 1998
    --------------------------------------
    Gerald L. Whitcomb, General Partner

                        SUPER 8 MOTELS NORTHWEST I UPDATE

VOL. 18 NO. 1 /APRIL 30, 1998                                 FIRST QUARTER 1998


                                  NATIONAL NEWS

                         CENDANT CORPORATION IS LAUNCHED

On December 17, 1997, the Super 8 Motels franchise owner, HFS Incorporated, merged with CUC International, Inc., and officially became "Cendant Corporation." With assets valued at $14 billion, Cendant is one of the world's leading providers of consumer and business services.

Cendant will create innovative approaches to delivering value and convenience to consumers and business partners. The company's three principal segments of operation are travel, membership and real estate. With each of these business units combined, Cendant is poised to make marketing history.

                 SUPER 8 MOTELS, INC. RECEIVES MARKETING AWARDS

On January 19,1998, Super 8 received four awards at the Hospitality Sales & Marketing Association International Award Competition. This competition is the largest and most prestigious in the hospitality and travel industry. Super 8 competed against thousands of entries from all over the world, winning:

      *     Gold Public Relations Award for the Super 8 "Rooms at the Inn"
            Program
      *     Silver Public Relations Award for the Super 8 Bedmaking Championship
      * Bronze Public Relations Award for the 1500th motel grand opening campaign
      *     Bronze Advertising Award for the Bill Elliott television commercial

                      50TH SUPER 8 MOTEL NOW OPEN IN CANADA

Super 8 Motels' rapid growth has reached north to Canada, with its fiftieth motel opening in the fourth quarter of 1997. In just one year, ten new motels have opened in that country, bringing the year-end total to 52.

Calgary-based Royop Hospitality Corporation, the owner of development and franchise rights for Canada, is focused on building the Super 8 name across Canada. Plans are in place for the opening of another 48 Super 8 Motels within-the next two years.

                        1998 NASCAR SPONSORSHIP ANNOUNCED

Super 8 Motels, Inc., recently announced the renewal of its NASCAR sponsorship with Bill Elliott Racing. In 1997, Elliott appeared in a national Super 8 commercial praising the benefits of staying at Super 8 Motels. This television campaign will continue in 1998 with the "Let's Look Inside Bill's Room" commercial.

The sponsorship includes Elliott's #94 McDonald's Ford for the entire Winston Cup Series. The series is covered on national television and radio, and reached more than 188 million viewers in 1997.

                      NATIONAL CONVENTION KEYNOTES BOB DOLE

Keynote speaker at the 1998 Super 8 Motels International Convention, held March 6-8 in Orlando, Florida, was former U. S. Senate Majority Leader Bob Dole. Although retired from elective office, Mr. Dole's public service record gives him a solid perspective on political issues facing our nation, and insight into the most pressing issues in our nation's future.

Other highlights of the convention included Super 8 President Bob Weller's "State of the 8" address, a full presentation and update on the "Project Power Up" computerization program, numerous business development seminars, and national awards in VIP sales, marketing programs, and customer service. The Peninsula Group's national awards are noted in the Regional News section of the Update.


                                  REGIONAL NEWS

              PENINSULA MANAGEMENT NORTHWEST SELECTED AS BETA SITE

As mentioned in the January Update, Peninsula Management Northwest requested, and subsequently received, permission to serve as a test site for the "Project Power Up" computer program. Power Up is scheduled to go nationwide in 1999.

The Lacey Super 8 Motel was chosen for installation, as it is the official training property for Peninsula Management. Its close proximity to the corporate headquarters was also a factor, enabling daily hands-on training and communication with key management, accounting, and staff development personnel.

Installation and training began in March, and though the first several weeks were not without challenges, each was worked through to Peninsula's satisfaction. Management continues to be enthusiastic about the program's short- and long-term benefits to operations as follows:

      *     Integration of inventory management with central reservations
      *     Improved yield management
      *     On-line credit card processing
      *     Improved staffing allocations and room maintenance management
      *     Direct property-to-property reservations
      *     Access to customer profiles and databases

Equipment and training for Project Power Up are being provided to all 1,600 Super 8 Motels nationwide at no cost by the Cendant Corporation. A schedule for installation at the balance of Super 8s operated by Peninsula Management Northwest will be announced in the fall of 1998.

                     NORTHWEST MOTELS NATIONAL AWARD WINNERS

Several properties managed by Peninsula Management Northwest received national awards at the 1998 Super 8 Motels International Convention as noted below:

      * Golden Pineapple Hospitality Awards for Customer Service: Denise Johnson, Regional Director, PMNW; Jeanne Wilson and Robin Shaw, Redmond Super 8 Motel; and Jean Gesh, Lacey Super 8 Motel

      * Super Sales Award in Marketing-. Esin Davis, Sales and Marketing Director, PMNW
      * National 1997 VIP Challenge Award: Tom Zett, General Manager, Portland Super 8 Motel, and Ron Ehli, General Manager, SeaTac Super 8 Motel

In addition to these honors, 16 PMNW motels were added to the 1997 National "VIP Club All Stars" Hall of Fame.

                  ROSEBURG CONSTRUCTION PROGRESSING ON SCHEDULE

Since the January announcement of the Roseburg site acquisition, actual construction has commenced. Foundation work is complete, and summer travelers on the 1-5 corridor will observe its progress towards completion.

The total development plan includes sites for the construction, by third parties, of both a family-style restaurant and a fuel and food mart, as well as a Phase II addition of 16 rooms to the Super 8 Motel. Future Update news will keep readers informed as to project process.

The 88-room Roseburg Super 8 Motel is scheduled to open Thursday, November 12, 1998. It will feature all the traditional Peninsula amenities, including an enclosed pool, meeting room, and continental breakfast bar in the lobby area.


                           SUPER 8 MOTELS NORTHWEST I

First Quarter 1998 operational results for Super 8 Motels Northwest I show Total Sales increased by $62,562, or 11 %, over the first quarter of 1997. The Net Income line shows a decrease relative to 1997, but this is principally a result of the costs resulting from the major renovation going on at the Federal Way property. The majority of these costs are traditionally expensed, thus the Supplies and Maintenance line item in Direct Operating Expenses is about $70,000 higher than 1997. Most of the other expenses were well controlled.

The increase in revenues was largely attributable to the good growth at SeaTac where occupancy for the quarter increased by 9%, while average daily rate increased $.47 as compared to the first quarter 1997. The Federal Way property experienced relatively flat occupancy, but had an increase of average daily rate of $.64. These figures kept Federal Way essentially even with the same period of 1997. If we were to adjust for the increase in expenses arising from the renovation, Net Income would be up about 30% year to date over 1997.

Enclosed are occupancy and room rate comparisons for each property, first quarter unaudited financial statements, and a copy of the December 31, 1997 year-end audited financial statements as prepared by the CPA firm of Moss Adams. Your first quarter 1998 distribution check is in the amount of $37.50 per partnership unit. This represents a 15% annualized return on your original investment.

Please be reminded that the offers to purchase units by various liquidity funds are normally far below the original cost of $1,000 per unit, and less than the consolidated appraised value of the motels owned by the partnership as completed in August of 1996. This information has been reported to you in past newsletters, but we again want to remind you that if you find a need to dispose of your units, you are encouraged to call your NASD registered securities representative, or the partnership office, so that you may be assisted in transferring your units at a fair value.

IMPORTANT NOTICE: Due to scheduling conflicts, the Annual Informational Meeting for the partnership has been RESCHEDULED. Please note the NEW dates below:

DATE:                Tuesday, June 23, 1998
TIME:                7:00 p.m.
LOCATION:            SeaTac Super 8 Motel
                     3100 South 192nd
                     SeaTac, Washington

                                    -- OR --

DATE:                Thursday, June 25, 1998
TIME:                8:00 p.m.
LOCATION:            Portland Airport Super 8 Motel
                     11011 N.E. Holman
                     Portland, Oregon


Thank you for your continued support of Super 8 Motels Northwest 1, and remember, wherever your summer travel leads you-THINK SUPER 8-and call 1-800-800-8000 for reservations.



--------------------------------------------------------------------------------

                           The Official Publication of
                        THE PENINSULA GROUP INCORPORATED
            7515 Terminal St. SW, Tumwater, WA 98501 / (360) 943-8000

        Owners and operators of America's finest economy lodging serving
                       26 convenient Northwest locations:
               ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan
        OREGON: Ashland - Bend - Corvallis - Grants Pass - Klamath Falls
  Portland International Airport - Redmond - *Roseburg - Salem - Wilsonville - Woodburn WASHINGTON: Bremerton - Ellensburg - Federal Way Ferndale - Kelso - Kennewick - Moses Lake - Olympia/Lacey - Port Angeles - Sea-Tac International
                         Airport - Walla Walla - Yakima
                                  *Coming soon

                           SUPER 8 MOTELS NORTHWEST I
                                 BALANCE SHEET
                            MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                     ASSETS


                                                                           1998                  1997
                                                                       ------------          ------------
CURRENT ASSETS
      Cash                                                             $    354,338          $    571,825
      Accounts receivable                                                    23,241                12,857
      Inventory                                                              43,931                42,093
      Prepaid expenses                                                        5,223                 2,428
                                                                       ------------          ------------
               TOTAL CURRENT ASSETS                                         426,733               629,203

PROPERTY AND EQUIPMENT
      Land                                                                2,036,057             2,053,409
      Land improvements                                                      79,671                79,671
      Buildings                                                           2,836,155             2,836,155
      Equipment, furniture, and fixtures                                  1,021,108             1,021,107
                                                                       ------------          ------------
               Subtotal                                                   5,972,991             5,990,342
      Less accumulated depreciation                                      (2,125,856)           (2,050,500)
                                                                       ------------          ------------
               TOTAL PROPERTY AND EQUIPMENT, NET                          3,847,135             3,939,842

OTHER ASSETS
      Franchise fees                                                         30,000                30,000
      Appraisal fees and loan fees                                           15,000                15,000
                                                                       ------------          ------------
               Subtotal                                                      45,000                45,000
      Less accumulated amortization                                         (31,125)              (26,625)
                                                                       ------------          ------------
               Subtotal                                                      13,875                18,375
      Deposits                                                                3,100                34,343
                                                                       ------------          ------------
               TOTAL OTHER ASSETS                                            16,975                52,718
               TOTAL ASSETS                                            $  4,290,843          $  4,621,763
                                                                       ============          ============

                   LIABILITIES AND PARTNER'S CAPITAL EQUITY

CURRENT LIABILITIES
      Accounts payable - trade                                         $    176,380          $    117,961
      Accounts payable - affiliates                                          54,688                30,706
      Accrued expenses                                                       21,596                25,406
      Current portion of long-term debt                                      48,572                46,269
                                                                       ------------          ------------
               TOTAL CURRENT LIABILITIES                                    301,236               220,342

NONCURRENT LIABILITIES
      Long-term debt, net of current portion shown above                  1,143,266             1,320,653
      Property management fees                                                   --               605,348
                                                                       ------------          ------------
               TOTAL NONCURRENT LIABILITIES                               1,143,266             1,926,001

PARTNER'S CAPITAL EQUITY
      General partner                                                       444,847               346,784
      Limited partners                                                    2,401,494             2,128,636
                                                                       ------------          ------------
               TOTAL PARTNER'S CAPITAL EQUITY                             2,846,341             2,475,420
                                                                       ------------          ------------
               TOTAL LIABILITIES AND PARTNER'S CAPITAL EQUITY          $  4,290,843          $  4,621,763
                                                                       ============          ============

                           SUPER 8 MOTELS NORTHWEST I
                              STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                                      1998              1997
                                                                  ------------      ------------
SALES
      Rooms                                                       $    597,741      $    535,832
      Other                                                             26,345            25,692
                                                                  ------------      ------------
               TOTAL SALES                                             624,086           561,524

DIRECT OPERATING EXPENSES
      Payroll and related expenses                                     133,414           124,337
      Supplies and maintenance                                          99,141            28,714
      Utilities                                                         37,431            40,730
      Other                                                             12,833             6,080
                                                                  ------------      ------------
               TOTAL DIRECT OPERATING EXPENSES                         282,819           199,861

INDIRECT OPERATING EXPENSES
      Advertising and promotion                                         16,504            15,294
      Bank and credit card charges                                      11,946             7,765
      Insurance                                                          7,199             7,633
      Property and business taxes                                       32,102            30,324
      Other                                                              1,152             2,929
                                                                  ------------      ------------
               TOTAL INDIRECT OPERATING EXPENSES                        68,903            63,945

ADMINISTRATIVE AND GENERAL EXPENSES
      Administrative service fees                                       35,702            42,513
      Franchise fees                                                    23,910            21,433
      Property management fees                                          31,196            28,076
      Professional services                                              9,132             8,403
      Other                                                              5,793             4,095
                                                                  ------------      ------------
               TOTAL ADMINISTRATIVE AND GENERAL EXPENSES               105,733           104,520

FIXED CHARGES
      Amortization                                                       1,125             1,125
      Depreciation                                                      20,688            28,084
      Interest                                                          37,662            31,044
      Lease expense                                                     10,247            10,043
                                                                  ------------      ------------
               TOTAL FIXED CHARGES                                      69,722            70,296

INCOME FROM OPERATIONS                                                  96,909           122,902

OTHER INCOME
      Interest income                                                    2,451             3,963
      Rental income                                                      1,650             1,350
                                                                  ------------      ------------
               TOTAL OTHER INCOME                                        4,101             5,313
                                                                  ------------      ------------

NET INCOME (LOSS)                                                 $    101,010      $    128,215
                                                                  ============      ============

SUPER 8 MOTELS NORTHWEST I
BALANCE SHEET
--------------------------------------------------------------------------------


                                     ASSETS


                                                          DECEMBER 31,
                                               ----------------------------------
                                                   1997                  1996
                                               ------------          ------------
CURRENT ASSETS
   Cash                                        $    463,238          $    544,684
   Accounts receivable, trade                        10,623                21,518
   Accounts receivable, affiliates                    5,932                    --
   Inventory                                         43,931                42,093
   Prepaid expenses                                   5,157                 7,212
                                               ------------          ------------
      Total current assets                          528,881               615,507
                                               ------------          ------------

PROPERTY AND EQUIPMENT, at cost
   Land                                           2,036,056             2,053,409
   Land improvements                                 79,671                79,671
   Buildings                                      2,836,155             2,836,155
   Equipment, furniture, and fixtures             1,021,108             1,021,108
                                               ------------          ------------
                                                  5,972,990             5,990,343
   Less accumulated depreciation                 (2,105,168)           (2,022,417)
                                               ------------          ------------
      Total property and equipment                3,867,822             3,967,926
                                               ------------          ------------
OTHER ASSETS
   Loan fees                                         15,000                15,000
   Franchise fees                                    30,000                30,000
                                               ------------          ------------
                                                     45,000                45,000
   Less accumulated amortization                    (30,000)              (25,500)
                                               ------------          ------------
                                                     15,000                19,500
   Deposits                                          38,093                34,343
                                               ------------          ------------
         Total other assets                          53,093                53,843
                                               ------------          ------------
                                               $  4,449,796          $  4,637,276
                                               ============          ============

                                                      SUPER 8 MOTELS NORTHWEST I
                                                                   BALANCE SHEET

                  LIABILITIES AND PARTNERS' EQUITY


                                                                       DECEMBER 31,
                                                             --------------------------------
                                                                 1997                1996
                                                             ------------        ------------
CURRENT LIABILITIES
   Accounts payable, trade                                   $     34,373        $     37,503
   Accounts payable, affiliates                                    36,432              29,609
   Accounts payable, partners                                      88,221              88,307
   Current portion of long-term debt                               49,000              46,000
                                                             ------------        ------------
      Total current liabilities                                   208,026             201,419
                                                             ------------        ------------

LONG-TERM DEBT, net of current portion
   shown above                                                  1,284,675           1,331,791
                                                             ------------        ------------


ACCRUED PROPERTY MANAGEMENT FEES                                       --             605,348
                                                             ------------        ------------

COMMITMENTS (Notes 7 and 9)


PARTNERS' EQUITY
   General partner's equity                                       461,460             329,065
   Limited partners' equity (authorized, issued and
      outstanding 6,000 units)                                  2,495,635           2,169,653
                                                             ------------        ------------
                                                                2,957,095           2,498,718
                                                             ------------        ------------

                                                             $  4,449,796        $  4,637,276
                                                             ============        ============

                                EXHIBIT INDEX


Exhibit Number          Description
--------------          ---------------------------


     27                 Financial Data Schedule