Form 10-Q
period 1998-06-30
SUPER 8 MOTELS NORTHWEST I
filed 1998-08-14
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 1998

Commission File Number:  2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                       91-1101310

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited June 30, 1998 Financial Statements and the partnership's balance sheet for the year ended December 31, 1997. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                 PERIOD ENDED JUNE 30,
                                                                 1998            1997
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Revenues and other income received in cash                $ 1,426,691     $ 1,359,193
   Operating expenses paid in cash                              (918,399)     (1,002,870)
   Interest paid                                                 (70,308)        (60,584)
                                                             -----------     -----------

             Net cash provided by operating activities           437,984         295,739
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                          (6,250)             --
     Sale of land                                                     --          26,606
                                                             -----------     -----------
                    Net cash (used) provided by investing
                       activities                                 (6,250)         26,606
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long term debt                          (83,560)        (25,016)
   Distributions to partners                                    (476,471)       (303,028)
                                                             -----------     -----------

             Net cash used by financing activities              (560,031)       (328,044)
                                                             -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (128,297)         (5,699)
CASH AND CASH EQUIVALENTS, beginning of period                   463,238         544,684
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                     $   334,941     $   538,985
                                                             ===========     ===========

                                                         PERIOD ENDED JUNE 30,
                                                           1998         1997
                                                        ---------     ---------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
   Net income                                           $ 278,702     $ 452,655
                                                        ---------     ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                        43,626        43,626
      Change in assets and liabilities
         Accounts receivable                                 (585)        2,888
         Prepaid expenses                                    (844)         (637)
         Deposits                                          34,993        (3,898)
         Accounts payable                                 109,932        56,683
         Accrued expenses                                 (27,840)       (5,578)
         Accrued management fees                               --      (250,000)
                                                        ---------     ---------
                                                          159,282      (156,916)
                                                        ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 437,984     $ 295,739
                                                        =========     =========




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter 6/30/98 Update from the Issuer delivered to its limited partners.

As an update to the newsletter, the marketing efforts conducted by the investment banking firm have not produced offers which the General Partner believes would be acceptable to the Partnership and, accordingly, the General Partner is actively examining alternate strategies to provide potential liquidity to the partners.

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

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By: /s/ Gerald L. Whitcomb                               Date:   August 6, 1998
    -----------------------------------------
    Gerald L. Whitcomb, General Partner

                              SUPER 8 MOTEL UPDATE

VOL. 18 NO. 2/JULY 31, 1998   SUPER 8 MOTELS NORTHWEST I     SECOND QUARTER 1998


                                  NATIONAL NEWS

100,000TH ROOM OPENS IN SPRING

     Super 8 Motels, Inc., recently announced the grand opening in Austin, Texas, of its 100,000th guest room. The occasion was marked by Super 8 President and CEO Bob Weller, "Our 100,000th room is a special milestone that indicates our continuing strong growth. The quality of this motel is also indicative of the impressive properties we are bringing into the system."

     As of June, the room count had grown to 101,663. Indicative of Super 8's continued efforts to meet guest expectations, 90% of all motels are now designating a portion of their rooms as non-smoking rooms. Seventy percent of motels offer a continental breakfast, and 90% accept all major credit cards and have fax machine services available.

5,000,000TH VIP MEMBER WELCOMED AT CONVENTION

     The 5,000,000th VIP Club member was welcomed on stage at this year's Super 8 Convention in Orlando. Bill Dyas, a school bus driver who frequently stays at Super 8 Motels while driving athletic teams, joined the Club at the McCall, Idaho, Super 8 Motel.

     With 700,000 travelers joining the club in 1997, an average of one new membership every 45 seconds, Super 8's VIP Club continues to grow at an unprecedented rate. The VIP Club is the largest guest loyalty program in the economy lodging segment. Its membership had climbed to 5,243,502 by June of this year.

SUPER 8 MOTELS CREATES MANAGERS ADVISORY BOARD

     Also announced at Convention was the formation of the industry's first formalized Managers Advisory Board. During May, eight general managers were chosen to join the Advisory Board, which will be meeting quarterly beginning in August. This Board will complement the Franchisee Advisory Board, on which The Peninsula Group's CEO Gerald Whitcomb serves, in order to receive input from those responsible for day-to-day operations.

ON-LINE BOOKINGS TAKE A BOOST

     Super 8's website continues to be a great success! As of May, a total of 618 Super 8 properties offered on-line booking. After viewing demonstrations at the Convention, 113 properties chose to go on-line with the optional booking capability. One of the most compelling reasons to go on-line is that the average daily rate statistics for on-line reservations for 1997 show the Internet average daily rate as $50.67. When compared to the Superline average daily rate of $42.52, the Internet average daily rate is $8.15 higher.

     There is also an 1126% increase in "page views" (the number of times the website has been accessed) over the previous year, bringing the current number to an all-time high of 785,269. New highlights on the Super 8 website include a customer service Internet link for on-line guests, on-line registration for the VIP Club, and a franchise sales page for information and application requests.

                           SUPER 8 MOTELS NORTHWEST I


       Operational results for the first six months of 1998 for Super 8 Motels Northwest I show "Total Sales" increased by about $71,000 over the first half of 1998. This is an increase of 5% over 1997. On a property basis, Federal Way occupancy was less than one percentage point lower than 1997, despite the fact that throughout the quarter, extensive renovations were being completed at the property. All hallways and common areas, as well as over 40 rooms, were renovated. The average daily rate dropped by $.18 for the quarter. SeaTac continued its strong performance, with average occupancy for the quarter increasing by about two percentage points, while average daily rate remained essentially even with 1997.

       Because of the renovations and upgrades completed at the Federal Way property, "Supplies and Maintenance" increased significantly over 1997. These costs, coupled with an increase in the cost of "Payroll and Related Expenses" created a decrease in net income year to date, despite the fact that other operating expenses were generally well controlled.

       Second quarter distribution is in the amount of $37.50 per partnership unit. This represents a 15% annualized return on your original partnership investment. Enclosed are comparative occupancy and room rate charts and year-to-date through June 30 unaudited financial statements.

       During the second quarter of 1998, the General Partner engaged an investment banking firm for the purpose of marketing The Peninsula Group, its affiliates and subsidiaries, including the assets of Super 8 Motels Northwest I Limited Partnership. This effort is being made in order to take advantage of existing market conditions, and to provide liquidity for all investors. While to date, no definitive agreements have been reached with any prospective purchaser, efforts are continuing.

       Once again, it should be noted that there continue to be offers made by various liquidity funds to purchase units at what appear to be substantial discounts. While there can be no assurance as to the actual value which may be realized upon sale of the assets and/or liquidation of the partnership, each investor should take note of the efforts being made by the General Partner to create liquidity and to gain maximum value for all investors. If you find a need to dispose of your units, you are urged to call your NASD registered securities representative or the partnership office, so that you may be assisted in disposing of your units.

       Thank you for your continued support of Super 8 Motels Northwest I, and remember, when you are traveling - THINK SUPER 8 - and call 1-800-800-8000 for reservations.

                               SUPER 8 NORTHWEST I
                                  BALANCE SHEET
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                     ASSETS

                                                            1998           1997
                                                        ------------   -------------
 CURRENT ASSETS
     Cash                                                 $ 334,941       $ 538,985
     Accounts receivable                                     17,140          18,630
     Inventory                                               43,930          42,093
     Prepaid expenses                                         6,001           7,849
                                                        ------------   -------------
            TOTAL CURRENT ASSETS                            402,012         607,557

 PROPERTY AND EQUIPMENT
     Land                                                 2,036,057       2,026,804
     Land improvements                                       79,671          79,671
     Buildings                                            2,836,155       2,836,155
     Equipment, furniture and fixtures                    1,027,358       1,021,107
                                                        ------------   -------------
            Subtotal                                      5,979,241       5,963,737
     Less accumulated depreciation                       (2,146,544)     (2,063,793)
                                                        ------------   -------------
            TOTAL PROPERTY AND EQUIPMENT, NET             3,832,697       3,899,944

 OTHER ASSETS
     Franchise fees                                          30,000          30,000
     Appraisal fees and loan fees                            15,000          15,000
                                                        ------------   -------------
            Subtotal                                         45,000          45,000
     Less accumulated amortization                          (32,250)        (27,750)
                                                        ------------   -------------
            Subtotal                                         12,750          17,250
     Deposits                                                 3,100          38,241
                                                        ------------   -------------
            TOTAL OTHER ASSETS                               15,850          55,491

            TOTAL ASSETS                                $ 4,250,559     $ 4,562,992
                                                        ============   =============

                 LIABILITIES AND PARTNERS' CAPITAL EQUITY

                                                            1998           1997
                                                        ------------   -------------
 CURRENT LIABILITIES
     Accounts payable - trade                             $ 121,793        $ 86,134
     Accounts payable - affiliates                           58,944          37,661
     Accrued expenses                                        60,381          82,729
     Current portion of long-term debt                      145,077          45,584
                                                        ------------   -------------
            TOTAL CURRENT LIABILITIES                       386,195         252,108

 NONCURRENT LIABILITIES
     Long-term debt, net of current portion shown above   1,105,038       1,307,191
     Property management fees                                               355,348
                                                        ------------   -------------
            TOTAL NONCURRENT LIABILITIES                  1,105,038       1,662,539

 PARTNERS' CAPITAL EQUITY
     General partner                                        431,794         393,934
     Limited partners                                     2,327,532       2,254,411
                                                        ------------   -------------
            TOTAL PARTNERS' CAPITAL EQUITY                2,759,326       2,648,345
                                                        ------------   -------------
                                                        $ 4,250,559     $ 4,562,992
                                                        ============   =============

                               SUPER 8 NORTHWEST I
                               STATEMENT OF INCOME
                FOR THE SIX MONTHS ENDING JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                            1998                1997
                                                         ----------          ----------
SALES
     Rooms                                               $1,358,916          $1,284,477
     Other                                                   59,350              62,621
                                                         ----------          ----------
              TOTAL SALES                                 1,418,266           1,347,098

DIRECT OPERATING EXPENSES
     Payroll and related expenses                           290,464             247,999
     Supplies and maintenance                               259,386              59,358
     Utilities                                               72,875              74,665
     Other                                                   23,968              12,694
                                                         ----------          ----------
              TOTAL DIRECT OPERATING EXPENSES               646,693             394,716

INDIRECT OPERATING EXPENSES
     Advertising and promotion                               34,004              34,199
     Bank and credit card charges                            25,567              19,894
     Insurance                                               14,302              16,864
     Property and business taxes                             63,438              66,583
     Other                                                    1,673               4,458
                                                         ----------          ----------
              TOTAL INDIRECT OPERATING EXPENSES             138,984             141,998

ADMINISTRATIVE AND GENERAL EXPENSES
     Administrative service fees                             73,368              89,762
     Franchise fees                                          54,357              51,379
     Property management fees                                70,916              67,355
     Professional services                                   17,210              16,806
     Other                                                   14,482              15,074
                                                         ----------          ----------
               TOTAL ADMINISTRATIVE AND GENERAL
                   EXPENSES                                 230,333             240,376

FIXED CHARGES
     Amortization                                             2,250               2,250
     Depreciation                                            41,376              41,376
     Interest                                                67,615              62,708
     Lease expense                                           21,323              20,226
                                                         ----------          ----------
              TOTAL FIXED CHARGES                           132,564             126,560
                                                         ----------          ----------

INCOME FROM OPERATIONS                                      269,692             443,448

OTHER INCOME
     Interest income                                          3,932               6,507
     Gain on sale of asset                                    2,328                   0
     Rental income                                            2,750               2,700
                                                         ----------          ----------
               TOTAL OTHER INCOME                             9,010               9,207
                                                         ----------          ----------

NET INCOME (LOSS)                                        $  278,702          $  452,655
                                                         ==========          ==========

                               SUPER 8 NORTHWEST I
                                  BALANCE SHEET


                                     ASSETS

                                                              DECEMBER 31,
                                                    ---------------------------------
                                                        1997                  1996
                                                    -----------           -----------
CURRENT ASSETS
     Cash                                           $   463,238           $   544,684
     Accounts receivable, trade                          10,623                21,518
     Accounts receivable, affiliates                      5,932                    --
     Inventory                                           43,931                42,093
     Prepaid expenses                                     5,157                 7,212
                                                    -----------           -----------

               Total current assets                     528,881               615,507
                                                    -----------           -----------

PROPERTY AND EQUIPMENT, at cost
     Land                                             2,036,056             2,053,409
     Land improvements                                   79,671                79,671
     Buildings                                        2,836,155             2,836,155
     Equipment, furniture and fixtures                1,021,108             1,021,108
                                                    -----------           -----------

                                                      5,972,990             5,990,343
     Less accumulated depreciation                   (2,105,168)           (2,022,417)
                                                    -----------           -----------

              Total property and equipment            3,867,822             3,967,926
                                                    -----------           -----------

OTHER ASSETS
     Loan fees                                           15,000                15,000
     Franchise fees                                      30,000                30,000
                                                    -----------           -----------

                                                         45,000                45,000
     Less accumulated amortization                      (30,000)              (25,500)
                                                    -----------           -----------

                                                         15,000                19,500
     Deposits                                            38,093                34,343
                                                    -----------           -----------

               Total other assets                        53,093                53,843
                                                    -----------           -----------

                                                    $ 4,449,796           $ 4,637,276
                                                    ===========           ===========

                           SUPER 8 MOTELS NORTHWEST I
                                 BALANCE SHEET

                   LIABILITIES AND PARTNERS' EQUITY

                                                                     DECEMBER 31,
                                                             ---------------------------
                                                                1997             1996
                                                             ----------       ----------
CURRENT LIABILITIES
      Accounts payable, trade                                $   34,373       $   37,503
      Accounts payable, affiliates                               36,432           29,609
      Accounts payable, partners                                 88,221           88,307
      Current portion of long-term debt                          49,000           46,000
                                                             ----------       ----------

                  Total current liabilities                     208,026          201,419
                                                             ----------       ----------

LONG-TERM DEBT, net of current portion
       shown above                                            1,284,675        1,331,791
                                                             ----------       ----------

ACCRUED PROPERTY MANAGEMENT FEES                                     --          605,348
                                                             ----------       ----------

COMMITMENTS (Notes 7 and 9)

PARTNERS' EQUITY
      General partner's equity                                  461,460          329,065
      Limited partners' equity (authorized, issued and
          outstanding 6,000 units)                            2,495,635        2,169,653
                                                             ----------       ----------

                                                              2,957,095        2,498,718
                                                             ----------       ----------

                                                             $4,449,796       $4,637,276
                                                             ==========       ==========
