Form 10-Q
period 1998-09-30
SUPER 8 MOTELS NORTHWEST I
filed 1998-11-17
CIK 316297

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1998

Commission File Number:  2-67456

SUPER 8 MOTELS NORTHWEST I

Washington                                                       91-1101310

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited September 30, 1998 Financial Statements and the partnership's balance sheet for the year ended December 31, 1997. The Statement of Cash Flows is omitted from the attachment and is presented as follows:


                                                                     PERIOD ENDED
                                                              SEPT. 30,         SEPT. 30,
                                                            ------------      ------------
                                                                1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Revenues and other income received in cash               $  1,052,563      $  1,027,698
   Operating expenses paid in cash                              (629,752)         (850,308)
   Interest paid                                                 (31,576)          (31,694)
                                                            ------------      ------------

             Net cash provided by operating activities           391,235           145,696
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                            (6,491)             (270)
                                                            ------------      ------------
                    Net cash (used) by investing
                       activities                                 (6,491)             (270)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long term debt                          (12,250)          (10,220)
   Proceeds from issuance                                        196,255              --
   Distributions to partners                                    (264,706)         (151,518)
                                                            ------------      ------------

             Net cash used by financing activities               (80,701)         (161,738)
                                                            ------------      ------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                   304,043           (16,312)
CASH AND CASH EQUIVALENTS, beginning of period                   334,941           538,985
                                                            ============      ============

CASH AND CASH EQUIVALENTS, end of period                    $    638,984      $    522,673
                                                            ============      ============

                                                                                      PERIOD ENDED
                                                                                SEPT. 30,       SEPT. 30,
                                                                              ------------    ------------
                                                                                  1998            1997
                                                                              ------------    ------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
   Net income                                                                 $    438,941    $    476,449
                                                                              ------------    ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 21,996          21,813
      Change in assets and liabilities
         Accounts receivable                                                          (628)        (18,827)
            Prepaid expenses                                                        (3,324)         (2,189)
            Deposits                                                                  --            (6,880)
         Accounts payable                                                         (101,055)          4,298
            Accrued management fees                                                   --          (355,348)
         Accrued expenses                                                           35,305          26,380
                                                                              ------------    ------------
                                                                                   (47,706)       (330,753)
                                                                              ============    ============

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $    391,235    $    145,696
                                                                              ============    ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Third Quarter 9/30/98 Update from the Issuer delivered to its limited partners.


                                     PART 2
                                Other Information

Item 1.  Legal Proceedings
        None

Item 2.  Changes in Securities
        None

Item 3.  Defaults Upon Senior Securities
        None

Item 4.  Submission of Matters to a Vote of Security Holders
        None

Item 5.  Other Information

        Pursuant to correspondence from the Securities and Exchange Commission, the partnership's management is currently working with legal counsel to file delinquent Forms 3, 4 and 5.

Item 6.  Exhibits and Reports on Form 8-K.
        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER 8 MOTELS NORTHWEST I
a Washington limited partnership


By:  _______________________________________
     Gerald L. Whitcomb, General Partner

Dated:   November 16, 1998

                              Super 8 Motel Update

VOL. 18 NO. 3/OCTOBER 31, 1998     SUPER 8 MOTELS NORTHWEST I          THIRD QUARTER 1998

                                  NATIONAL NEWS

SUPER 8 MOTELS SET RECORD
   Continuing its path of record growth, Super 8 Motels, Inc., posted a new record for the chain--opening 51 motels in the second quarter of 1998. Super 8 has opened 88 motels since January, 1998. Of the motels opened this year, 55% are new construction. Super 8 Motels now has more than 1,700 properties in North America.

PROJECT POWER UP UPDATE
   Project Power Up, Super 8's front-desk computerization program, is continuing installation of its hardware and software in all Super 8 Motels. As of August, 1998, 35 properties are now up and running. Managers of properties that have had Project Power Up installed are reporting that they are experiencing faster front desk and back-of-house operations, leaving them more time to bring in new business.

   Peninsula has had Project Power Up installed at its Lacey property and soon-to-open Roseburg, Oregon motel. Overall, the Lacey manager has been pleased with the system-once the "bugs" were worked out. She reports it takes less time to handle the paperwork allowing her more time to greet guests, perform sales calls, and "run the property."

                                  REGIONAL NEWS

ROSEBURG SUPER 8 MOTEL
   The new Roseburg Super 8 Motel is due to open its doors to the public on Thursday, November 12, 1998. The grand opening will be held on Monday, November 16, 1998, from 4:00 p. m. to 6:00 p.m. Please feel free to join in the celebrations if you are in the area. The 88-room Roseburg Super 8 will feature an indoor pool and spa, handicap rooms, elevator, truck parking, and continental breakfast.

BEAUTIFICATION AWARD
   The Ferndale, Washington, Super 8 Motel has won the national 1998 Super 8 Motels Beautification Award for outstanding curb appeal. The Ferndale Super 8 will be featured on the cover of StrEIGHT Talk, Super 8 Motels' industry newsletter, and on the Super 8 web site, and will receive a plaque to hang in its lobby for winning this distinctive award.

                           SUPER 8 MOTELS NORTHWEST I

   When reviewing the enclosed unaudited financial statements for Super 8 Motels Northwest 1, you will note that operational results for the first nine months of 1998 for the partnership show total sales remain ahead of the same period of 1997 by about $83,000. However, about $240,000 was spent for renovations and expensed during 1998, resulting in net income being down approximately $212,000 compared to the same period in 1997. Nevertheless, the partnership maintains its strong cash position.

   As reflected in the occupancy charts and average daily rate comparisons, Federal Way Super 8 had an overall increase of about three occupancy points, while its average daily rate decreased by $.26 when compared to the same quarter of 1997. Year to date, Federal Way is about even with 1997 in occupancy, while total revenues are up by about $12,000 for the year. Extensive renovations to the interior of the Federal Way motel were completed during the third quarter. Forty-five rooms were completely renovated with new paint, carpets, drapes and furnishings. The hallways were redone and an extensive redecoration of the front office and lobby will be completed. A lounge and continental breakfast area was added. The exterior of the building was powerwashed and the parking lot resealed and re-striped.

   At the SeaTac Super 8 Motel, 1998 third quarter occupancy trailed 1997 by 1.7 occupancy points, while average daily rate increased by $.71. Year-to-date revenues are up about $ 71,000 over 1997.

   Your third quarter distribution is in the amount of $37.50 per partnership unit. This brings total distribution for the first three quarters of 1998 to $112.50 per partnership unit, This represents a 15% annualized return on your original partnership investment. Pre-audit of the partnership books commences in November in order to meet our target of February 28, 1999, for the mailing of your partnership tax information.

   During the second quarter 1998, the general partner engaged an investment banking firm for the purpose of marketing The Peninsula Group, its affiliates and subsidiaries, including the assets of Super 8 Motels Northwest 1. These efforts have been terminated at this time. However, the general partners are exploring alternate avenues to create liquidity for your investment.

   Again, it should be noted that there continue to be offers made by various liquidity funds to purchase units at what appear to be discounted values. While there can be no assurance as to the actual value which may be realized upon sale of the assets and/or liquidation of the partnership, each investor should take note of the efforts being made by the general partner to create liquidity and to gain maximum value for all investors. If you find a need to dispose of your units, you are urged to call your NASD registered securities representative or the investor relations department at the offices of The Peninsula Group so that you may be assisted in disposing of your units.

   Thank you for your continued support of Super 8 Motels Northwest I and remember-if you plan on traveling over the upcoming holiday season--THINK SUPER 8 and call 1-800-800-8000 for reservations at over l,700 Super 8 Motels throughout the U. S. and Canada.

                               SUPER 8 NORTHWEST I
                                  BALANCE SHEET
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                     ASSETS


                                                                     1998              1997
                                                                 ------------      ------------
CURRENT ASSETS
    Cash                                                         $    638,984      $    522,673
    Accounts receivable                                                17,768            37,457
    Inventory                                                          43,931            42,093
    Prepaid expenses                                                    9,325            10,038
                                                                 ------------      ------------
             TOTAL CURRENT ASSETS                                     710,008           612,261

PROPERTY AND EQUIPMENT
    Land                                                            2,036,057         2,027,074
    Land improvements                                                  81,410            79,671
    Buildings                                                       2,836,155         2,836,155
    Equipment, furniture and fixtures                               1,032,110         1,021,107
                                                                 ------------      ------------
             Subtotal                                               5,985,732         5,964,007
    Less accumulated depreciation                                  (2,167,415)       (2,084,480)
                                                                 ------------      ------------
             TOTAL PROPERTY AND EQUIPMENT, NET                      3,818,317         3,879,527

OTHER ASSETS
    Franchise fees                                                     30,000            30,000
    Appraisal fees and loan fees                                       15,000            15,000
                                                                 ------------      ------------
             Subtotal                                                  45,000            45,000
    Less accumulated amortization                                     (33,375)          (28,875)
                                                                 ------------      ------------
             Subtotal                                                  11,625            16,125
    Deposits                                                            3,100            45,121
                                                                 ------------      ------------
             TOTAL OTHER ASSETS                                        14,725            61,246

             TOTAL ASSETS                                        $  4,543,050      $  4,553,034
                                                                 ============      ============

                   LIABILITIES AND PARTNERS' CAPITAL EQUITY

                                                                     1998              1997
                                                                 ------------      ------------
CURRENT LIABILITIES
    Accounts payable - trade                                     $     49,270      $     80,304
    Accounts payable - affiliates                                      30,412            47,789
    Accrued expenses                                                   95,686           109,109
    Current portion of long-term debt                                 127,919            46,489
                                                                 ------------      ------------
             TOTAL CURRENT LIABILITIES                                303,287           283,691

NONCURRENT LIABILITIES
    Long-term debt, net of current portion shown above              1,306,202         1,296,066
                                                                 ------------      ------------
             TOTAL NONCURRENT LIABILITIES                           1,306,202         1,296,066

PARTNERS' CAPITAL EQUITY
    General partner                                                   457,929           463,886
    Limited partners                                                2,475,632         2,509,391
                                                                 ------------      ------------
             TOTAL PARTNERS' CAPITAL EQUITY                         2,933,561         2,973,277
                                                                 ------------      ------------

                                                                 $  4,543,050      $  4,553,034
                                                                 ============      ============

                               SUPER 8 NORTHWEST I
                               STATEMENT OF INCOME
                FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                        1998            1997
                                                    ------------    ------------
SALES
    Rooms                                              1,017,831    $  1,004,160
    Other                                                 29,382          31,133
                                                    ------------    ------------
             TOTAL SALES                               1,047,213       1,035,293
DIRECT OPERATING EXPENSES
    Payroll and related expenses                         170,211         170,815
    Supplies and maintenance                              90,459          35,821
    Utilities                                             47,713          44,700
    Other                                                 12,513           8,501
                                                    ------------    ------------
             TOTAL DIRECT OPERATING EXPENSES             320,896         259,837
INDIRECT OPERATING EXPENSES
    Advertising and promotion                             22,590          21,709
    Bank and credit card charges                          17,597          16,430
    Insurance                                              6,610           6,557
    Property and business taxes                           33,768          34,861
    Other                                                  4,237           7,621
                                                    ------------    ------------
             TOTAL INDIRECT OPERATING EXPENSES            84,802          87,178
ADMINISTRATIVE AND GENERAL EXPENSES
    Administrative service fees                           36,210          40,196
    Franchise fees                                        40,713          40,166
    Property management fees                              52,358          51,765
    Professional services                                  8,304           8,421
    Other                                                  7,317          18,927
                                                    ------------    ------------
             TOTAL ADMINISTRATIVE AND GENERAL
                  EXPENSES                               144,902         159,475
FIXED CHARGES
    Amortization                                           1,125           1,125
    Depreciation                                          20,870          20,688
    Interest                                              31,576          31,694
    Lease expense                                         10,079          10,079
                                                    ------------    ------------
             TOTAL FIXED CHARGES                          63,650          63,586
                                                    ------------    ------------

INCOME FROM OPERATIONS                                   432,963         465,217

OTHER INCOME
    Interest income                                        3,378           4,682
    Rental income                                          2,600           6,550
                                                    ------------    ------------
             TOTAL OTHER INCOME                            5,978          11,232
                                                    ------------    ------------

NET INCOME (LOSS)                                        438,941    $    476,449
                                                    ============    ============

                               SUPER 8 NORTHWEST I
                                 BALANCE SHEET


                                     ASSETS

                                                       DECEMBER 31,
                                               -----------------------------
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
                                               ===========       ===========

                               SUPER 8 NORTHWEST I
                                 BALANCE SHEET


                        LIABILITIES AND PARTNERS' EQUITY


                                                                 DECEMBER 31,
                                                          --------------------------
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